Form 10QSB
period 2003-12-31
BRAVO RESOURCES LTD
filed 2004-04-01
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________________ to _______________

                        Commission file number 333-106144

                              BRAVO RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                 98-0392022
  (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                 Identification No.)


                 13372 - 68 AVENUE, SURREY, B.C. V3W 2E7 CANADA
                    (Address of principal executive offices)

                            (604) 719-2219 (Issuer's
                                telephone number)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            6,362,744 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 31, 2004

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page

Balance Sheets
   March 31, 2003 and December 31, 2003 (unaudited)                           3

Statements of Operations and Comprehensive Income
   Period from Inception (November 19, 2002) to December 31, 2002,
   Nine Months Ended December 31, 2003, and Cumulative Amounts from
   Inception to December 31, 2003 (unaudited)                                 4

Statement of Operations
   Period from Inception (November 19, 2002) to December 31, 2002 and         5
   Three Months Ended December 31, 2003 (unaudited)

Statements of Cash Flows
   Period from Inception (November 19, 2002) to December 31, 2002,
   Nine Months Ended December 30, 2003, and Cumulative Amounts from
   Inception to December 31, 2003 (unaudited)                                 6

Notes to Financial Statements                                                 7

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

=========================================================================================================
                                                                                           December 31,
                                                                            March 31,              2003
                                                                                 2003       (Unaudited)
---------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                             $     16,318      $     34,503
                                                                         -------------     -------------

TOTAL ASSETS                                                             $     16,318      $     34,503
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $      4,776      $     18,879
                                                                         -------------     -------------
                                                                                4,776            18,879

LOAN PAYABLE (Note 3)                                                               -            25,036
                                                                         -------------     -------------

Total liabilities                                                               4,776            43,915
                                                                         -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none                                                                 -                 -
   Common stock - $0.001 par value; authorized - 50,000,000 shares
      Issued and outstanding - 6,362,744 shares                                 6,363             6,363
   Capital in excess of par value                                              14,846            14,846
   (Deficit) accumulated during the development stage                         (10,150)          (32,861)
   Accumulated other comprehensive income                                         483             2,240
                                                                         -------------     -------------

   Total stockholders' equity (deficit)                                        11,542            (9,412)
                                                                         -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $     16,318      $     34,503
=========================================================================================================





   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=================================================================================================================

                                                                   Period from                        Cumulative
                                                                     Inception     For the Nine     Amounts From
                                                                 (November 19,     Month Period        Inception
                                                                      2002) to            Ended               To
                                                                  December 31,     December 31,     December 31,
                                                                          2002             2003             2003
-----------------------------------------------------------------------------------------------------------------

REVENUES                                                        $            -     $          -     $          -
                                                                ---------------    -------------    -------------


EXPENSES
   General and Administrative                                            2,599           22,400           29,876
   Interest expense                                                          -               36               36
   Mineral acquisition and exploration costs                             2,000              275            2,949
                                                                ---------------    -------------    -------------

NET (LOSS)                                                      $       (4,599)    $    (22,711)    $    (32,861)

OTHER COMPREHENSIVE INCOME
   Foreign exchange translation gain (loss)                               (607)           1,757            2,240
                                                                ---------------    -------------    -------------


COMPREHENSIVE (LOSS)                                            $       (5,206)    $    (20,954)    $    (30,621)
=================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                               $       (0.001)    $     (0.004)    $     (0.005)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                    6,362,744        6,362,744        6,362,744
=================================================================================================================





   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=====================================================================================================

                                                                       Period from
                                                                         Inception     For the Three
                                                                     (November 19,      Month Period
                                                                          2002) to             Ended
                                                                      December 31,      December 31,
                                                                              2002              2003
-----------------------------------------------------------------------------------------------------

REVENUES                                                           $            -      $           -
                                                                   ---------------     --------------


EXPENSES
    General and Administrative                                              2,599              5,204
    Interest expense                                                            -                 36
    Mineral acquisition and exploration costs                               2,000                  -
                                                                   ---------------     --------------

NET (LOSS)                                                         $       (4,599)     $      (5,240)

OTHER COMPREHENSIVE INCOME
    Foreign exchange translation gain (loss)                                 (607)               488
                                                                   ----------------    --------------


COMPREHENSIVE (LOSS)                                               $       (5,206)     $      (4,752)
=====================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                  $       (0.001)     $      (0.001)
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                       6,362,744          6,362,744
=====================================================================================================






   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

=====================================================================================================================

                                                                      Period from                         Cumulative
                                                                        Inception      For the Nine     Amounts From
                                                                    (November 19,      Month Period        Inception
                                                                         2002) to             Ended               To
                                                                     December 31,      December 31,     December 31,
                                                                             2002              2003             2003
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                                     $      (4,599)     $    (22,711)    $    (32,861)
    Adjustments to reconcile net (loss) to net cash (used) by
      operating activities
      Stock issued for costs and expenses                                  1,666                 -            1,666
    Changes in assets and liabilities:
      Increase in interest payable                                             -                36               36
      Increase in accounts payable and accrued liabilities                   325            14,103           18,879
                                                                   --------------     -------------    -------------

    Net cash (used) by operating activities                               (2,608)           (8,572)         (12,280)
                                                                   --------------     -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash (used) in investing activities                                    -                 -                -
                                                                   --------------     -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Loan payable                                                               -            25,000           25,000
    Sale of common stock                                                  19,543                 -           19,543
                                                                   --------------     -------------    -------------

    Net cash provided by financing activities                             19,543            25,000           44,543
                                                                   --------------     -------------    -------------


EFFECT OF EXCHANGE RATE ON CASH BALANCE                                     (607)            1,757            2,240
                                                                   --------------     -------------    -------------

NET INCREASE IN CASH                                                      16,328            18,185           34,503

CASH, BEGINNING OF PERIODS                                                     -            16,318                -
                                                                   --------------     -------------    -------------


CASH, END OF PERIODS                                               $      16,328      $     34,503     $     34,503
====================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Stock issued for costs and expenses                            $       1,666      $          -     $      1,666
                                                                   --------------     -------------    -------------




   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)
================================================================================

1.       ORGANIZATION

         Bravo Resources Ltd. (the Company) was incorporated under the laws of the State of Nevada on November 19, 2002, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (SFAS 7) and a mining company in the exploration stage. The Company's principal activities since inception have been the acquisition of mineral properties in the Province of Quebec, Canada. The Company's fiscal year end is March 31.

         The accompanying unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The financial statements conform to the presentation in the Company's Registration Statement on Form SB-1 filed with the Securities and Exchange Commission for the year ended March 31, 2003. These financial statements should be read in conjunction with the Company's Registration Statement on Form SB-1.

         The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

2.       BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

         The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financing. Such financing may not be available or may not be available on reasonable terms.

3.       LOAN PAYABLE

         In December 2003, the Company received a loan of $25,000 from a related party. The note is due on December 18, 2005, accrues interest of 3.5% per annum, and may be prepaid at the option of the Company, without penalty. Interest of $36 has been accrued to December 31, 2003.

4.       COMMITMENTS

         a) In December 2003, a company committed to loan $25,000 to the Company at an interest rate of 10% per annum until December 15, 2005.

         b) In December 2003, a related party committed to loan $25,000 to the Company at an interest rate of 3.5% per annum for a period of two years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our business plan is to proceed with the exploration of the Spark Mineral Claim Group to determine whether there is any potential for diamonds located on the property comprising the mineral claims. We have decided to proceed with the first two phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,360. We had $34,503 in cash reserves as of December 31, 2003, due to proceeds of a loan received in December 2003. The lack of cash prior to receipt of the loan proceeds kept us from conducting any exploration work on the property. We had commenced the process of registering Ben Kirk's shares for resale and were uncertain of our ability to also fund exploration work on the property.

         We are now able to proceed with the first two phases of the exploration program with financing from Ben Kirk, our principal shareholder. In addition to the loan in December 2003, he has given us a written commitment to loan us up to an additional $25,000 at 3.5% per annum for a period of two years. Mr. Kirk's commitment may not be enforceable, as we have not given any consideration to him to make it a binding agreement. However, we believe it likely that Mr. Kirk will fulfill this commitment, as he and Mr. Savino are currently our principal shareholders and would benefit the most from the continued existence of the company. Should Mr. Kirk not provide us with the funds necessary to cover our operating expenses, the company in all likelihood would cease to exist.

         We have also obtained a commitment from Wellington Financial Corporation to loan us up to $25,000 at 10% per annum through December 15, 2005. Such loan would be secured by 500,000 shares of our common stock belonging to Ben Kirk.

         We will commence Phase 1 of the exploration program once our geologist can gain access to the property. Mr. Pauwels is monitoring the weather conditions to see whether he will be able to conduct the planned prospecting work. Since he will be on the ground to do this work, he must wait until there is little snow on the ground. Phase 2 would commence after completion of the Phase 1 program.

         We will assess whether to proceed to the Phase 3 of the recommended geological exploration program upon completion of an assessment of the results of Phase 2 of the geological exploration program. In completing this determination, we will review the conclusions and recommendations that we receive from our geologist based on his geological review of the results of Phase 2. We will also make an assessment as to whether the results of Phase 2 are sufficiently positive to enable us to achieve the financing necessary for us to proceed with Phase 3 of the exploration program.

         This assessment will include an assessment of our cash reserves after the completion of Phase 2 and the market for financing of mineral exploration projects at the time of our assessment.

         We anticipate that we will incur the following expenses over the next twelve months:

     o $31,100 to be paid to the ministry of natural resources to renew the claims;
     o $5,660 in connection with the completion of Phase 1 of our recommended geological work program;
     o $9,700 in connection with the completion of Phase 2 of our recommended geological work program; and
     o $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

         These amounts, together with existing current liabilities as of December 31, 2003 of $18,879, total $75,339. We currently have existing cash at December 31, 2003 of $34,503. Most of the existing liabilities at December 31, 2003 are legal and accounting fees relating to registering Mr. Kirk's shares. We plan to borrow funds from Mr. Kirk and/or Wellington Financial under their commitments described above to cover the estimated shortfall of $40,836.

         On March 16, 2004, we paid Cdn$12,920 (approximately US$9,692) to renew 10 of our 40 claims. We have until April 20, 2004 to decide whether to renew all or any of the 30 remaining claims.

         We anticipate that we will require additional funding in the event that we decide to proceed with Phase 3 of the exploration program. Until we have the results of phases 1 and 2, we cannot determine the specific activities to be conducted in Phases 3 and 4, the estimated cost, or the anticipated time frame for completion. We currently anticipate the cost of Phase 3 of the exploration program to be approximately $35,500. This amount may change, depending upon the exact nature of the program, but it is likely to be in excess of our projected cash reserves remaining upon completion of Phase 2 of the exploration program. We anticipate that additional funding will be in the form of borrowing against the Wellington Financial loan commitment or equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase 3 of the exploration program. We believe that debt financing will not be an alternative for our exploration program, as we would not have assets to secure any loans or any cashflow. We do not have any arrangements in place for any future equity financing.

         If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means:

    o    engaging in an offering of our stock;
    o    engaging in borrowing; or
    o    locating a joint venture partner or partners.

RESULTS OF OPERATIONS

         We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

         We incurred operating expenses in the amount of $5,240 and $22,711 for the three and nine months ended December 31, 2003, respectively. Cumulatively from inception through December 31, 2003, $2,949 was incurred for mineral exploration and acquisition costs. The remainder was incurred in connection with our incorporation and the costs of the registration statement covering the resale of Mr. Kirk's shares. Our comprehensive losses for the three and nine months ended December 31, 2003 were $4,752 and $20,954, respectively, making the cumulative comprehensive loss from inception to December 31, 2003 $30,621.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $34,503 and working capital of $15,624 as of December 31, 2003. This compares to cash of $16,318 and working capital of $11,542 as of March 31, 2003.

         We are bearing all costs relating to the registration of the common stock, which have totaled approximately $28,760. The selling shareholder will pay any commissions or other fees payable to brokers or dealers in connection with any sale of the common stock.

         We are paying the expenses of the offering because we seek to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of our existing shareholder may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board. We have not yet determined whether we will separately register our securities under Section 12 of the 1934 Act.

GOING CONCERN

         The report of our independent auditors on the financial statements as of March 31, 2003 and for the period from inception (November 19, 2002) to March 31, 2003, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements of to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the mining industry; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

ITEM 3.  CONTROLS AND PROCEDURES

         As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended December 31, 2003, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)    EXHIBITS

--------------------------------------------------------------------------------
  REGULATION                                                          SEQUENTIAL
  S-B NUMBER                       EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
     3.1       Articles of Incorporation, as amended (1)                  N/A
--------------------------------------------------------------------------------
     3.2       Bylaws (1)                                                 N/A
--------------------------------------------------------------------------------
    10.1       Agreement between Kenneth Cabianca and Bravo Resources     N/A
               Ltd. dated December 20, 2002 (1)
--------------------------------------------------------------------------------
    10.2       Loan commitment letter from Ben Kirk dated December        N/A
               15, 2003 (1)
--------------------------------------------------------------------------------
    10.3       Letter from Andre M. Pauwels dated August 15, 2003 (1)     N/A
--------------------------------------------------------------------------------
    10.4       Loan commitment letter from Wellington Financial           N/A
               Corporation dated December 15, 2003 (1)
--------------------------------------------------------------------------------
    10.5       Promissory note to Ben Kirk dated December 18, 2003
--------------------------------------------------------------------------------
    31.1       Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
    32.1       Certification Pursuant to 18 U.S.C. Section 1350 as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002
--------------------------------------------------------------------------------
-------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-106144.

         B)    REPORTS ON FORM 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRAVO RESOURCES LTD.
                                  (Registrant)


Date:   March 31, 2004            By:   /s/ DANIEL SAVINO
                                     -------------------------------------------
                                         Daniel Savino, President
                                         (Principal financial officer)