Form 10KSB
period 2004-03-31
BRAVO RESOURCES LTD
filed 2004-07-16
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________________ to _________________

                       Commission file number: 333-106144

                              BRAVO RESOURCES LTD.
                 (Name of small business issuer in its charter)

                 NEVADA                               98-0392022
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                 13372 - 68 AVENUE, SURREY, B.C. V3W 2E7 CANADA
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 719-2219

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: NONE - SEE ITEM 5

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,362,744 AS OF JUNE 30, 2004

Transitional Small Business Disclosure Format (Check one):    Yes    ; No  X
                                                                 ----    -----

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, our assumptions about drilling and exploration results, competitive conditions, technology, the availability of capital resources, capital expenditure
obligations,   the  supply  and  demand  for  precious  minerals,  the  weather, inflation,  the  availability  of goods  and  services,  mining  risks,  general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 2. Description of Property" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


                            GLOSSARY OF MINING TERMS

         The following is a description of the meanings of some of the mining industry terms used in this report.

         ARCHEAN. Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life. Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

         CONGLOMERATE. A coarse-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 mm in diameter (granules, pebbles, cobbles, boulders) set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica, or hardened clay; the consolidated equivalent of gravel. The rock or mineral fragments may be of varied composition and range widely in size, and are usually rounded and smoothed from transportation by water or from wave action.

         CRATONS. Parts of the Earth's crust that have attained stability, and have been little deformed for a prolonged period.

         DIAMONDIFEROUS OR DIAMANTIFEROUS. Containing diamonds.

         DOLOMITE BEDS. Dolomite beds are associated and interbedded with limestone, commonly representing postdepositional replacement of limestone.

         DYKE OR DIKE. A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

         FAULT. A break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

         FELDSPATHIC. Said of a rock or other mineral aggregate containing feldspar.

         FOLIATION. A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

         GABBRO. A group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

         GNEISS. A foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate.

         GRANITIC. Pertaining to or composed of granite.

         INTRUSIONS. Masses of igneous rock that, while molten, were forced into or between other rocks.

         KIMBERLITE. A blue/gray igneous rock that contains olivine, serpentine, calcite and silica and is the principal original environment of diamonds.

         LAMPROITE. Dark-colored igneous rocks rich in potassium and magnesium.

         LITHOSPHERE. The solid outer portion of the Earth.

         MANTLE. The zone of the Earth below the crust and above the core.

         METAVOLCANIC. Said of partly metamorphosed volcanic rock.

         MIGMATITE. A composite rock composed of igneous or igneous-appearing and/or metamorphic materials that are generally distinguishable megascopically.

         PIPES. Vertical conduits.

         PLAGIOCLASE. Any of a group of feldspars containing a mixture of sodium and calcium feldspars, distinguished by their extinction angles.

         PROTEROZOIC. Of or relating to the later of the two divisions of Precambrian time, from approximately 2.5 billion to 570 million years ago, marked by the buildup of oxygen and the appearance of the first multicellular eukaryotic life forms.

         SEDIMENTARY. Formed by the deposition of sediment.

         SILL. A concordant sheet of igneous rock lying nearly horizontal. A sill may become a dike or vice versa.

         TILL. Generally unconsolidated matter, deposited directly by and underneath a glacier without subsequent reworking by meltwater, and consisting of a mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

         UNCONFORMABLY. Not succeeding the underlying rocks in immediate order of age or not fitting together with them as parts of a continuous whole.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have the right to acquire 40 mineral claims that we refer to as the Spark Mineral Claim Group, as described below. Further exploration of our mineral claims is required before a final evaluation as to the economic and legal feasibility of any mineral reserves that we may discover on our mineral claims can be completed. We cannot assure you that a commercially viable mineral deposit exists on our mineral claims or that the purchase of the Spark Mineral Claim Group will be completed. Our plan of operations is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess diamond potential. We cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

BACKGROUND

         Bravo Resources Ltd. was organized under the laws of the State of Nevada on November 19, 2002, to explore mining claims and property in the Province of Quebec, Canada. As of the date of this report, we have conducted only limited operations. Under the terms of an agreement entered into in December 2002, we have the right to acquire 40 mining claims located in the Otish Mountains in the Province of Quebec. We refer to these mineral claims as the Spark Mineral Claim Group. We will obtain title to the claims upon the completion of the work commitments totalling $97,750 and satisfying certain requirements imposed by the MINING ACT of Canada, specifically the obligation to invest a minimum amount in exploration work, as determined by regulation. For these particular claims, we were to have performed work on the claims in the minimum amount of $30,000 and renewed the claims for a fee of approximately $1,100 by March 21, 2004. Amounts spent toward the work commitments outlined above could be used to satisfy the MINING ACT requirement. If we had not performed the required work on the claims by the March 21, 2004 deadline, we could pay Quebec's ministry of natural resources an amount equal to the cost of the work that should have been performed in order to maintain these claims, which was $30,000 in our case. Once the claims are purchased, we will own an 80% net revenue interest in the Spark Mineral Claim Group.

         We renewed or restaked all of the 40 mining claims and staked an additional 40 mining claims in the same area. All of these claims expire in 2006. We do not have any specific plans for these additional claims.

         Our plan of operation is to conduct mineral exploration activities on the Spark Mineral Claim Group in order to assess whether these claims have any potential for diamonds. Our plan of operation is to conduct the first two phases of a staged exploration program on the Spark Mineral Claim Group. Our proposed exploration program is designed to explore for diamond potential on these mineral claims. We are an exploration stage company and we cannot assure you that a commercially viable mineral deposit exists on our mineral claims.

PROPERTY ACQUISITION

         In December 2002, we entered into an agreement to acquire an 80% net revenue interest in the Spark Mineral Claim Group, located in the Otish Mountains in the Province of Quebec, from Kenneth Cabianca, a non-affiliate of our company, for $2,000. Net revenue interest refers to the percentage of revenues we will receive after the payment of all direct mining costs. The Spark Mineral Claim Group consists of a contiguous block of 40 mineral claims covering approximately 5,258 acres, acquired by map staking in late January 2002. The title numbers to the claims are consecutively numbered CDC 1078719 through CDC 1078728 inclusive and CDC 0026472 through CDC 0026501 inclusive. Claims CDC 1007819 through CDC 1078728 expire March 21, 2006 and claims CDC 0026472 through CDC 0026501 expire July 8, 2006.

         The agreement required a cash payment of $2,000 at signing and work commitments and expenditures as follows:

           o   work commitment to spend $2,550 in phase 1;
           o   work commitment to spend $9,700 in phase 2;
           o   work commitment to spend $35,500 in phase 3;

           o   work commitment to spend $50,000 in phase 4; and
           o maintenance of property in good standing by spending a total of $30,000 and paying a fee of $1,100 before March 21, 2004.

         We will obtain title to the claims upon the completion of the work commitments and satisfying certain requirements imposed by the MINING ACT of Canada, specifically the obligation to invest a minimum amount in exploration work, as determined by regulation. For these particular claims, we were to have performed work on the claims in the minimum amount of $30,000 and renewed the claims for a fee of approximately $1,100 by March 21, 2004. Amounts spent toward the work commitments outlined above could be used to satisfy the MINING ACT requirement. If we had not performed the required work on the claims, we could pay Quebec's ministry of natural resources an amount equal to the cost of the work that should have been performed in order to maintain these claims. We renewed 10 of the claims prior to the expiration date of March 21, 2004 by paying $9,726 to the ministry of natural resources, since we were unable to perform a sufficient amount of work under our proposed exploration program by the March 21, 2004 deadline. We restaked the remaining 30 claims instead of renewing them in July 2004 and incurred costs of approximately $1,200.

         Upon the completion of our purchase of the 40 claims, Mr. Cabianca will retain a 20% carried interest. This means that Mr. Cabianca will not have to make a proportionate contribution to the mining costs or expenses, but will receive 20% of the revenues after payment of the direct mining costs.

         Daniel Savino, our sole officer and director, selected the Spark Mineral Claim Group for acquisition based upon the report of Andre M. Pauwels, dated October 18, 2002. The qualifications of Mr. Pauwels are described below in the section entitled "Employees" below. The report discussed the geology of the claims, recent exploration activities near the claims, and the diamond potential of the Otish Mountains and the Spark Claims. Mr. Savino decided to acquire the property because of its proximity to recent discoveries. Mr. Savino did not visit the property, but relied upon the report.

         In April 2004, we staked an additional 40 claims in the vicinity of the Spark Mineral Claim Group, incurring $1,676 for the cost of staking the claims and recording the claims with the ministry of natural resources. These claims expire in April 2006.

COMPETITION

         Mineral exploration and acquisition of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major mining companies and other independent operators which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the mining industry.

COMPLIANCE WITH GOVERNMENT REGULATION

         We will be required to conduct all mineral exploration activities in accordance with the ministry of natural resources of the Quebec government. We will not be required to obtain a permit in order to conduct Phases 1 and 2 of our proposed exploration program.

EMPLOYEES

         We have no employees other than our sole officer and director, Daniel Savino, who as of the date of this report is serving without compensation. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

         We plan to retain the services of a geologist or prospector and the services of Andre Pauwels to conduct Phase 1 of the exploration program. We have not yet engaged the geologist or prospector. Mr. Pauwels charges a daily fee of Cdn$500 (approximately US$350) per day or Cdn$62.50 (approximately US$43.50) per hour for time spent on organizing, research, and field time. Through June 30, 2004, we have not paid Mr. Pauwels any fees for work on Phase 1. We paid Mr. Pauwels Cdn $1,037 (approximately US$680 at the time of payment in January 2003) for his work on the report dated October 18, 2002. To engage the services of Mr. Pauwels, we approve a work proposal, which includes an estimate of all costs, plus administrative fees and a five percent contingency. We must pay all expenses and costs contained in that work proposal, and one-half of Mr. Pauwels' fees, in advance before the start of the work. We pay any advances to contractors directly. The remaining half of Mr. Pauwels' fees are due upon delivery of his report.

         Mr. Pauwels is a consulting geologist and professional geoscientist with approximately 30 years of experience in mineral exploration. He received a bachelor of science degree in geology from Rijksuniversiteit in Ghent, Belgium in 1970 and has been a member of the Association of Professional Engineers and Geoscientists of British Columbia since 1992. Mr. Pauwels has worked on exploration projects in Ontario, British Columbia, and the Northwest Territories of Canada, as well as in South America, the Middle East, Northern Africa, and Southeast Asia.


ITEM 2.  DESCRIPTION OF PROPERTY.

SPARKS MINERAL CLAIM GROUP

         LOCATION AND ACCESS. The Spark Mineral Claim Group is located in the Otish Mountains of Central Quebec province, approximately 171 miles northeast of the town of Chibougamau. Chibougamau has road and rail connections with southern Quebec and an airport served by regional airlines. The closest all-weather road is situated approximately 93 miles southwest of the property at Lac Albanel. Supplies and personnel for the property would have to be flown in by float plane or helicopter from the head of the all-weather road or from Chibougamau. The nearest lake suitable for floatplanes is Hippocampe Lake, located approximately
6.2 miles west of the property.

         The property has snow cover from October to mid-April and the vegetation consists of widely spaced black spruce trees with a light undergrowth of deciduous bushes. The claim area has an average elevation of 800 meters and has a subdued topography. Approximately 40% of the landscape is dotted with small lakes and ponds.

         MINERAL CLAIMS. The prospect consists of a contiguous block of 40 mineral claims or cells acquired by map staking in late January 2002, covering approximately 1.25 miles by 5.6 miles and measuring 5,258 acres. The claims are situated between latitudes 51(degree)56'30'N and 51(degree)51'30'N and 72(degree)11'W and 72(degree)9'W in NTS map sheet 32P-16.

         These map designated claims have been issued by the government of Quebec and give the holder an exclusive right to search for mineral substances, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The claim also guarantees the holder's right to obtain an extraction right upon the discovery of a mineral deposit, which cannot be disputed by a third party. The term of a claim is two years from the day the claim is registered and it can be renewed indefinitely for additional two-year terms providing the holder meets all the conditions set out in the MINING ACT of Quebec, including the obligation to invest a minimum amount in exploration work, as determined by regulation. The Act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim.

         PREVIOUS OPERATIONS AND HISTORY. The Spark Mineral Claim Group has never been explored. The general area of the Otish Mountains was explored for uranium mainly from 1974 to 1985. The exploration consisted of the sampling of till and airborne VLF (Very Low Frequency) radiometric and magnetic surveys. A radiometric survey uses portable Geiger-Muller apparatus for field detection of emission count in search for radioactive minerals, such as uranium. A magnetic survey uses a magnetometer, which is a sensitive instrument for detecting and measuring changes in the Earth's magnetic field, used in prospecting to detect magnetic anomalies and magnetic gradients in rock formations. In addition, several mapping efforts were done by the Quebec government.

         GEOLOGY OF THE MINERAL CLAIMS. The report of Andre M. Pauwels, dated October 18, 2002, describes the geology of the claims as follows:

              "The area of the claims is underlain by Proterozoic sedimentary rocks of the Otish Mountain Basin. This basin unconformably overlies and is surrounded by rocks belonging to the Archean Superior Province. A short distance to the southeast of the claims is the Greenville front, separating the Superior Province from the Greenville Province of the Canadian Archean Shield.

              The Archean basement, surrounding the Otish Mountain Basin, is made up of granitic and quartz-feldspathic gneisses and migmatite and includes several narrow greenstone belts composed mainly of metavolcanic rocks. The Otish Mountain Basin itself has a northeasterly elongated ovoid shape measuring 100 km by 20 km. The Otish sediments are subdivided (E. Chown & Caty, 1973) into the Indicator Formation and the overlying Peribonca Formation. The Indicator Formation is composed of conglomerates and sandstones and is estimated to be up to 2500 feet thick in the south-western end of the basin where the Spark property is located. The Peribonca Formation is mainly composed of red sandstones, with minor dolomite beds and minor conglomerates and occurs northeast of the claims in the central and eastern part of the Otish Mountain Basin. These sediments are folded gently and are cut by numerous faults trending 010 deg and 060 degrees. The sediments are also intruded by sills and dykes composed of gabbro. Several NE and NNE trending zones of faulting with associated gabbro and alkaline intrusions have been mapped. Because these gabbros and alkaline intrusions are mantle derived, from deep sources just like kimberlites, these zones and structures are considered favourable for the occurrence of the equally mantle derived and alkaline, kimberlite intrusions. A study of the diamond potential in Quebec by geologists of the ministry of natural resources of Quebec (Moorehead 1999) highlights that the area of the Otish Mountains contains deep rooted Archean crust which is a fundamental condition for the presence of diamantiferous kimberlite."

         Geologic processes create two basic types of diamond deposits, referred to as primary and secondary sources. Primary sources are the kimberlite and lamproite pipes that raise diamonds from the Earth's mantle, where they originate.

         In general, diamondiferous kimberlite pipes are found in the thickest parts of old Archean cratons and the pipes arise along deep-seated structures. A lithosphere of at least 124 miles thick is required to ensure fertile conditions for the formation and preservation of diamonds. The Otish Mountains are an area of thick Archean crust and are believed to be favorable for diamondiferous kimberlites. Kimberlite pipes occur along deep-seated structures that tap the diamondiferous layers in deep crustal strata. The Matoush Lake Fault is such a zone. It is oriented north-south and occurs immediately to the north of the Spark Mineral Claim Group. Its extension to the south onto the Spark Mineral Claim Group is not documented.

PROPOSED PROGRAM OF EXPLORATION

         Since the Spark Mineral Claims Group has never been explored, the property is without known reserves. Accordingly, the proposed program is exploratory in nature.

         We engaged a geologist, Andre Pauwels, to conduct the first step in exploring the Spark Mineral Claims Group: an in-depth compilation of all existing exploration and geoscience data, consisting of geology maps, aeromagnetic surveys done by the Quebec government, and assessment reports done mainly on drilling by Uranerz Exploration and Mining. This data would then be analyzed for indications of kimberlite intrusions.

         These intrusions are generally small, a few hundred meters in diameter, and highly susceptible to weathering. Accordingly, these intrusions are rarely found in outcrop and instead are hidden under small lakes and overburden. In the Spark Mineral Claims Group area, overburden and lakes cover most of the terrain, so indirect techniques must be used to locate these intrusions.

         After starting his work, Mr. Pauwels reported that there was little additional geoscientific data to be examined and little to be gleaned that would be of direct use to us. Accordingly, Mr. Pauwels recommended that we conduct a prospecting program over the areas of the claims near small lakes. Since kimberlites are recessive, they are often the cause of small lakes. If kimberlites are to be found on the property, there is an enhanced probability that they would be in an area where there is a maximum occurrence of small lakes. Prospecting will look for fragments of kimberlite and, if found in sufficient quantities, can be lab tested for diamond indicator minerals and for the presence of diamonds. Mr. Pauwels believes that prospecting would be a worthwhile and cost effective program before doing an airborne magnetic survey this fall or winter.

         An  airborne  magnetic  or  aeromagnetic  survey  flown  at low  ground clearance, typically 100 meters above the surface and along closely spaced flight lines, tends to be effective indirect technique used to locate kimberlite intrusions. Typically, kimberlite intrusions will be detected as small, semicircular magnetic highs or lows. This would be Phase 2 of the exploration program.

         If suitable magnetic targets are found, the next step, Phase 3, would consist of prospecting and geochemical sampling of the magnetic targets. Geochemical sampling looks for grains of diamond indicator minerals and is a more thorough technique than prospecting for detecting the presence of kimberlites with diamond potential.

         Positive results from Phase 3 prospecting and geochemical sampling would be followed by detailed magnetic ground surveys and shallow drilling of the magnetic targets (Phase 4).

         RECOMMENDATIONS - PHASE 1 AND PHASE 2 PROGRAMS

         PHASE 1. The Phase 1 program will be limited to prospecting near the small lakes on the property at an estimated cost of approximately $5,660. If kimberlite samples are located, then additional costs would be incurred for analysis of the samples. We estimate that it would take a total of two weeks to complete this phase. If kimberlite samples are located, the analysis of the samples might lengthen this timeframe by as much as three months in order to secure laboratory time to do the analysis.

    ESTIMATED COST PHASE 1 PROGRAM
    ITEM                                                          ESTIMATED COST

    Geologist or prospector (7 days @ $228/day)*....................$  1,600
    Food lodging/camp cost (8 days @ $70/day).......................     560
    Supervision by Andre Pauwels (8 hours @ $43.50/hour)............     350
    Travel costs....................................................     700
    Helicopter cost.................................................   2,100
    Short report....................................................     350
                                                                    --------
       TOTAL PHASE 1 COST...........................................$  5,660
                                                                    ========
    ------------
    *A geologist other than Mr. Pauwels would be doing this work.

         PHASE 2 PROGRAM. The Phase 2 program is estimated to cost approximately $9,700 and will involve conducting airborne magnetic prospecting surveys over the whole property on 100-meter spaced lines and with a terrain clearance of no more than 100 meters. This is believed to be the most complete and rapid technique to outline areas underlain by kimberlite pipes. The time required to conduct the survey is less than a week, and the optimal climatic period for this type of survey is from April to September, however, the survey can be conducted at other times of the year, depending upon the weather conditions at the time. The weather conditions have to be conducive to having a small airplane fly over the property at low altitude. Conducting the survey outside the months of April to September would not affect the results of the survey, increase the costs of the survey, or lengthen the time required for the evaluation of the survey results. An experienced geologist familiar with magnetic interpretation for diamond exploration would review the data from the survey and prepare a report. We estimate the total time needed for this phase to be two months.

    ESTIMATED COST PHASE 2 PROGRAM
    ITEM                                                          ESTIMATED COST

    Aeromagnetic survey contract (210 km @ $15.90/km)................$  3,340
    Mobilization (if shared, otherwise $9,540).......................   3,180
    Interpretation and report........................................   3,180
                                                                     --------
        TOTAL PHASE 2 COST...........................................$  9,700
                                                                     ========

OFFICE SPACE

         We are using the offices of Daniel Savino, our sole officer, at no cost to us.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is not yet trading.

         As of June 30, 2004, there were 37 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our business plan is to proceed with the exploration of the Spark Mineral Claim Group to determine whether there is any potential for diamonds located on the property comprising the mineral claims. We have decided to proceed with the first two phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,360. We had $14,391 in cash reserves as of March 31, 2004. Our lack of cash has kept us from conducting any exploration work on the property. We had commenced the process of registering Ben Kirk's shares for resale and were uncertain of our ability to also fund exploration work on the property.

         We are now able to proceed with the first two phases of the exploration program with financing from Ben Kirk, our principal shareholder. In addition to a loan of $25,000 in December 2003, he has given us a written commitment to loan us up to an additional $25,000 at 3.5% per annum for a period of two years. He advanced Cdn. $5,000 to us in May 2004. Mr. Kirk's commitment may not be enforceable, as we have not given any consideration to him to make it a binding agreement. However, we believe it likely that Mr. Kirk will fulfill this commitment, as he and Mr. Savino are currently our principal shareholders and would benefit the most from the continued existence of the company. Should Mr. Kirk not provide us with the funds necessary to cover our operating expenses, the company in all likelihood would cease to exist.

         We have also obtained a commitment from Wellington Financial Corporation to loan us up to $25,000 at 10% per annum through December 15, 2005. Such loan would be secured by 500,000 shares of our common stock belonging to Ben Kirk.

         We plan to complete Phase 1 of the exploration program by the end of September 2004. Phase 2 would commence after completion of the Phase 1 program.

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

         For the current fiscal year ending March 31, 2005, we have already incurred approximately $1,200 to restake 30 of our existing mining claims and $1,676 to stake an additional 40 claims. We anticipate that we will incur the following expenses during the remainder of the current fiscal year:

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

         These amounts, together with existing current liabilities as of March 31, 2004 of $22,359, total approximately $48,000. We currently have existing cash at March 31, 2004 of $14,391. Most of the existing liabilities at March 31, 2004 are legal and accounting fees relating to registering Mr. Kirk's shares and compliance with SEC reporting requirements. We plan to borrow funds from Mr. Kirk and/or Wellington Financial under their commitments described above to cover the estimated shortfall of $34,000.

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

RESULTS OF OPERATIONS

         We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

         For year ended March 31, 2004, we incurred a loss of $46,268. Most of our expenses were related to the preparation and filing of registration statement to register the resale of shares owned by Ben Kirk. We paid the expenses of the registration statement because we seek to: (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of Ben Kirk may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board.

         We incurred operating expenses in the amount of $10,150 for the period from inception (November 19, 2002) to March 31, 2003, most of which were professional fees and expenses to maintain our corporate existence. Accordingly, our loss for the period ended March 31, 2003 was $10,150.

         Our accumulated deficit through March 31, 2004 was $56,418.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $14,391 and a working capital deficit of $7,968 as of March 31, 2004, as compared to cash of $16,318 and a working capital surplus of $11,542 as of March 31, 2003.

GOING CONCERN

         The report of our independent auditors on the financial statements as of March 31, 2004 and for the year then ended, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.

         Our sole officer, based on his evaluation of our (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         Our sole officer has concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004, the date of his most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information about our sole director and executive officer follows:

NAME                   AGE              POSITION AND TERM OF OFFICE
Daniel Savino          31               President, Secretary, Treasurer and sole
                                        director

         Our Bylaws provide for a board of directors ranging from 1 to 12 members, with the exact number to be specified by the board. All directors hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The board of directors appoints officers. Officers hold office until the next annual meeting of our board of directors following their appointment and until their successors have been appointed and qualified.

         Set forth below is a brief description of the recent employment and business experience of our sole director and executive officer:

         DANIEL SAVINO has been our sole officer and director since our inception in November 2002. Since March 2000, Mr. Savino has been a consultant, providing company directors and management with advice in the areas of public and media relations. From August 1999 to March 2000, he was an investment advisor with Investors Group, located in Surrey, British Columbia. From October 1991 to December 1994, Mr. Savino was a CAD/CAM engineer for Nippon Mould and Die Technology Co., Ltd., in Hiroshima, Japan. Mr. Savino received an international business diploma from Langara College in April 1998, and completed the Canadian Securities Course in September 1998, and the Conduct Practicing Handbook component of the Canadian Securities Course in January 1999 with the Canadian Securities Institute. In addition, completed the Insurance Council life level 1 course in August 1999 and the certified financial planner level 1 course in October 1999.

         Mr. Savino has not had any professional training or technical credentials in the exploration, development, and operations of mines. Mr. Savino currently devotes approximately 15 hours per week to the business of the company and expects to devote 35 hours per week or more in the future once our stock is publicly traded.

CONFLICTS OF INTEREST

         Mr. Savino is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as an officer and director of our company. Insofar as Mr. Savino is engaged in other business activities, we anticipate he will not devote all of his time to our affairs.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

         We do not have any audit, compensation, and executive committees of our board of directors. We do not have an audit committee financial expert.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the relatively low level of activity in the company. At a later time, the board of directors may adopt such a code of ethics.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officer for the last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                   ------------------------------------
                            ANNUAL COMPENASTION                             AWARDS             PAYOUTS
                   ---------------------------------------------   ------------------------------------
                                                        OTHER      RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP     ALL OTHER
    PRINCIPAL                                          COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS   COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)       TION($)
--------------------------------------------------------------------------------------------------------------------
  Daniel Savino     2003        -0-(1)       -0-          -0-          -0-          -0-          -0-         1,667
                    2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
--------------------------------------------------------------------------------------------------------------------
-------------

(1)<F1> On December 31, 2002, we issued 500,000 shares of our common stock to Daniel Savino in consideration for services rendered, valued at $1,666.65.

         There have been no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.

         We have no employment agreements with our executive officers. We do not pay compensation to our directors for attendance at meetings. We reimburse the directors for reasonable expenses incurred during the course of their performance.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of June 30, 2004:

----------------------------------------------------------------------------------------------------
                                                      AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
----------------------------------------------------------------------------------------------------
Ben Kirk (2)
2050 Nelson Street #2005                                    3,112,744                  48.9%
Vancouver, B.C. V6G 1N6 Canada
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                                      AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
----------------------------------------------------------------------------------------------------
Daniel Savino (2)
#207 - 1040 Hamilton Street                                  500,000                    7.9%
Vancouver, B.C.
V6B 2R9 Canada
----------------------------------------------------------------------------------------------------
All officers and directors as a group  (1 person)            500,000                    7.9%
----------------------------------------------------------------------------------------------------
---------------

(1)<F1> This table is based on 6,362,744 shares of Common Stock outstanding as of June 30, 2004.

(2)<F2> Ben Kirk and Daniel Savino may be deemed to be the promoters of our company.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not have any equity compensation plans.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 31, 2002, we issued 500,000 shares of our common stock to Daniel Savino in consideration for services rendered, valued at $1,666.65.

         On December 18, 2003, Ben Kirk loaned us $25,000 with interest at 3.5% per annum. This unsecured loan is due December 18, 2005. Interest of $255 has been accrued through March 31, 2004. In May 2004, Ben Kirk advanced an additional Cdn. $5,000 to us.

         As of the date of this report, other than the transactions described above, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

     -    any of our directors or officers;
     -    any nominee for election as a director;
     -    any principal security holder identified in Item 11 above; or
     - any relative or spouse, or relative of such spouse, of the above referenced persons.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
  3.1          Articles of Incorporation (1)
--------------------------------------------------------------------------------
  3.2          Bylaws (1)
--------------------------------------------------------------------------------
 10.1 Agreement between Kenneth Cabianca and Bravo Resources Ltd. dated December 20, 2002 (1)
--------------------------------------------------------------------------------
 10.2          Loan commitment letter from Ben Kirk dated December 15, 2003 (1)
--------------------------------------------------------------------------------
 10.3          Letter from Andre M. Pauwels dated August 15, 2003 (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
 10.4 Loan commitment letter from Wellington Financial Corporation dated December 15, 2003 (1)
--------------------------------------------------------------------------------
 10.5          Promissory note to Ben Kirk dated December 18, 2003 (2)
--------------------------------------------------------------------------------
 31.1          Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
--------------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-106144.

(2) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2003, file number 333-106144.

         Reports on Form 8-K:  None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended March 31, 2004 and 2003, our principal accountant is expected to bill approximately $6,200 and billed $4,195, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         For the fiscal years ended March 31, 2004 and 2003, our principal accountant is expected to bill $500 and billed $500, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         Except for $4,577 billed in connection with the review of our registration statement on Form SB-1, there were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2004 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our sole director obtains an estimate for the service to be performed. The sole director in accordance with procedures for the company approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRAVO RESOURCES LTD.



Date:  July 16, 2004                   By: /s/ DANIEL SAVINO
                                          --------------------------------------
                                                Daniel Savino, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                         DATE

                           President, Secretary, Treasurer and
/s/ DANIEL SAVINO          director (principal executive,
-------------------------  financial and accounting officer)     July 16, 2004
Daniel Savino

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Independent Auditor's Report                                             F-2

Balance Sheet
   March 31, 2004                                                        F-3

Statements of Operations and Comprehensive Income
   Period from Inception to March 31, 2003, Year Ended
   March 31, 2004 and Cumulative Amounts from Inception
   to March 31, 2004                                                     F-4

Statement of Stockholders' Equity
   Period from Inception (November 19, 2002) to
   March 31, 2003 and Year Ended March 31, 2004                          F-5

Statements of Cash Flows
   Period from Inception to March 31, 2003, Year Ended
   March 31, 2004 and Cumulative Amounts from Inception
   to March 31, 2004                                                     F-6

Notes to Financial Statements                                         F-7 - F-10

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders BRAVO RESOURCES LTD.


We have audited the accompanying balance sheet of Bravo Resources Ltd. (a Nevada Corporation) (an exploration stage company) as of March 31, 2004 and the related statements of operations and comprehensive income, stockholders' equity (deficiency), and cash flows for the period from inception (November 19, 2002) to March 31, 2003, for the year ended March 31, 2004 and cumulative amounts from inception (November 19, 2002) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Resources Ltd. as of March 31, 2004 and the results of its operations and its cash flows for the period from inception (November 19, 2002) to March 31, 2003, for the year ended March 31, 2004 and cumulative amounts from inception (November 19, 2002) to March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since inception and has not commenced principal operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Wheeler Wasoff, P.C.


/s/ WHEELER WASOFF, P.C.

Denver, Colorado
July 12, 2004

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

===============================================================================================
                                                                                March 31, 2004
-----------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
    Cash                                                                        $       14,391
                                                                                ---------------

TOTAL ASSETS                                                                    $       14,391
===============================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                    $       22,359
                                                                                ---------------
                                                                                         2,359

NOTE PAYABLE - RELATED (Note 4)                                                         25,255
                                                                                ---------------

Total liabilities                                                                       47,614
                                                                                ---------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none                                                                         -
    Common stock - $0.001 par value; authorized - 50,000,000 shares
       Issued and outstanding - 6,362,744 shares                                         6,363
    Capital in excess of par value                                                      14,846
    (Deficit) accumulated during the development stage                                 (56,418)
    Accumulated other comprehensive income                                               1,986
                                                                                ---------------

    Total stockholders' (deficiency)                                                   (33,223)
                                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                $       14,391
===============================================================================================


              The accompanying notes are an integral part of these
                             financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

=======================================================================================================================

                                                                           Period                           Cumulative
                                                                             From                         Amounts From
                                                                        Inception                            Inception
                                                                               to        Year Ended                 To
                                                                   March 31, 2003     March 31,2004      March 31,2004
-----------------------------------------------------------------------------------------------------------------------
REVENUES                                                           $           -     $           -      $           -


EXPENSES
   General and administrative                                              7,476            34,382             41,858
   Interest expense                                                            -               255                255
   Mineral acquisition and exploration costs                               2,674            11,631             14,305
                                                                   --------------    --------------     --------------

NET (LOSS)                                                         $     (10,150)    $     (46,268)     $     (56,418)

OTHER COMPREHENSIVE INCOME
   Foreign exchange translation gain                                         483             1,503              1,986
                                                                   --------------    --------------     --------------

COMPREHENSIVE (LOSS)                                               $      (9,667)    $     (44,765)     $     (54,432)
=======================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                  $      (0.002)    $      (0.007)     $      (0.009)
=======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                      6,362,744         6,362,744          6,362,744
=======================================================================================================================

















              The accompanying notes are an integral part of these
                             financial statements.

BRAVO RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

========================================================================================================================
                                                              Common
                                                               Stock
                                            --------------------------
                                                                                               Deficit
                                                                                           Accumulated
                                                                           Capital in       During the            Other
                                                                            Excess of      Development    Comprehensive
                                                 Shares         Amount      Par Value            Stage           Income
------------------------------------------------------------------------------------------------------------------------

INCEPTION, NOVEMBER 19, 2002                          -    $         -    $         -    $          -     $         -

  Sale of common stock for cash,
   at $0.0033 per share                       5,862,744          5,863         13,680               -               -

  Issuance of common stock to officer
  for services,valued at $0.0033 per share      500,000            500          1,166               -               -

  Foreign currency translation                        -              -              -               -             483

  Net (loss)                                                         -              -         (10,150)              -
                                                      -

BALANCE, MARCH 31, 2003                       6,362,744          6,363   1      4,846         (10,150)            483

  Foreign currency translation                        -              -              -               -           1,503

  Net (loss)                                                         -              -         (46,268)              -
                                                      -

BALANCE, MARCH 31, 2004                       6,362,744    $     6,363   $     14,846    $    (56,418)    $     1,986
========================================================================================================================

















              The accompanying notes are an integral part of these
                             financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

========================================================================================================================
                                                                             Period                          Cumulative
                                                                               From                        Amounts From
                                                                          Inception                           Inception
                                                                                 To        Year Ended                To
                                                                     March 31, 2003      March 31,2004    March 31,2004
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                       $     (10,150)      $     (46,268)    $     (56,418)
   Adjustments to reconcile net (loss) to net cash (used) by
   operating activities
     Stock issued for costs and expenses                                    1,666                   -             1,666
   Changes in assets and liabilities:
     Increase in interest payable                                               -                 255               255
     Increase in accounts payable and accrued liabilities                   4,776              17,583            22,359
                                                                    --------------      --------------    --------------

   Net cash (used) by operating activities                                 (3,708)            (28,430)          (32,138)
                                                                    --------------      --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash (used) in investing activities                                      -                   -                 -
                                                                    --------------      --------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from shareholder                                                        -              25,000            25,000
   Sale of common stock                                                    19,543                   -            19,543
                                                                    --------------      --------------    --------------

   Net cash provided by financing activities                               19,543              25,000            44,543
                                                                    --------------      --------------    --------------

EFFECT OF EXCHANGE RATE ON CASH BALANCE                                       483               1,503             1,986
                                                                    --------------      --------------    --------------

NET INCREASE (DECREASE) IN CASH                                            16,318              (1,927)           14,391

CASH, BEGINNING OF PERIODS                                                      -              16,318                 -
                                                                    --------------      --------------    --------------

CASH, END OF PERIODS                                                $      16,318       $      14,391     $      14,391
========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Stock issued for costs and expenses                              $       1,666       $           -     $       1,666
                                                                    --------------      --------------    --------------



              The accompanying notes are an integral part of these
                             financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004
================================================================================


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         UNDEVELOPED MINERAL PROPERTY

         Undeveloped mineral property consists of mineral claims located in the Province of Quebec, Canada. Mineral acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs are amortized using a unit-of-production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 144 establishes a single auditing model for long-lived assets to be disposed of by sale. The Company has determined that no impairment is required at March 31, 2004.

         INCOME TAXES

         The Company has adopted the  provisions  of SFAS 109,  "Accounting  for
         Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         FOREIGN CURRENCY TRANSLATIONS

         The functional currency of the Company is the Canadian dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date. At the balance sheet date, monetary items denominated in Canadian dollars are adjusted to reflect the exchange rate in effect at that time. Exchange gains or losses arising on the translation or settlement of Canadian dollars denominated monetary items are recorded in the accumulated other comprehensive section of Stockholders' Equity.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BRAVO RESOURCES LTD.
(An Exploration  Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004
================================================================================


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         (LOSS) PER SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. All shares issued from inception are considered outstanding for all periods presented.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash balances in excess of federally insured amounts.

         SHARE BASED COMPENSATION

         In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends certain portions of SFAS 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS 149 is not expected to have a material effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.

         In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's operations or financial position.

         In December 2003, the FASB issued a revised Interpretation No 46, "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004
================================================================================


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

         COMPREHENSIVE INCOME

         The Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. As of March 31, 2003 and 2004, the Company's comprehensive income, as shown in the Statement of Operations and Comprehensive Income, consists of foreign currency translation adjustments in the amounts of $483 and $1,503, respectively.

2.       BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $56,418 through March 31, 2004. As of March 31, 2004, the Company has not commenced principal operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

3.       UNDEVELOPED MINERAL PROPERTY

         In December 2002, the Company entered into an agreement to acquire an 80% net revenue interest in 40 mining claims located in the Otish Mountains in the Province of Quebec. The agreement required a cash payment of $2,000 at signing and work commitments and expenditures as follows:

            o   work commitment to spend $2,550 in phase 1;
            o   work commitment to spend $9,700 in phase 2;
            o   work commitment to spend $35,500 in phase 3;
            o   work commitment to spend $50,000 in phase 4; and
            o maintenance of property in good standing by spending a total of $30,000 and paying a fee of $1,100 before March 21, 2004.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004
================================================================================

3. UNDEVELOPED MINERAL PROPERTY (cont'd....)

         The Company will obtain title to the claims upon the completion of the work commitments, expenditure of $30,000 and payment of $1,100. The seller retained a 20% carried interest in the claims. During the year ended March 31, 2004, the Company renewed 10 of the claims acquired in 2003 and staked and filed for an additional 40 claims with Quebec's Ministry of Natural Resources. The term of the renewed claims and the additional claims expires in 2006.

         No exploration efforts have been conducted on the Company's mineral properties and, accordingly, the ultimate recovery of the Company's investment in mineral properties is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves. During 2003 and 2004, the Company charged to operations mineral acquisition costs of $2,674 and $11,631, respectively. As of March 31, 2004, the Company has not commenced its work commitment.

4.       NOTE PAYABLE - RELATED

         In December 2003, the Company received a loan of $25,000 from its principal shareholder due December 2005 with interest at 3.5% per annum. Interest of $255 has been accrued to March 31, 2004.

5.       COMMON STOCK

         In December 2002, the Company issued 500,000 shares of its common stock, valued at $1,666 ($.0033 per share), to its President for services rendered.

         In December 2002, the Company sold 5,862,744 shares of its common stock for cash consideration of $19,543 ($.0033 per share), to the founder of the Company.

6.       INCOME TAXES

         At March 31, 2004, the Company had a net operating loss carryforward of approximately $20,000 that may be offset against future taxable income through 2024. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the $3,000 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $2,400 is attributable to 2004.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of acquisition and exploration costs on undeveloped mineral properties.

7.       SEGMENT REPORTING

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         As of March 31, 2004, the Company had one operating segment, mineral exploration and development.