Form 10QSB
period 2004-06-30
BRAVO RESOURCES LTD
filed 2004-08-12
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to ________________

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
            6,362,744 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JUNE 30, 2004

   Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                  ----   ----

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page

Balance Sheets
  March 31, 2004 and June 30, 2004 (unaudited)                                3

Statements of Operations and Comprehensive Income
  Three Months Ended June 30, 2003 and 2004 and Cumulative Amounts
  from Inception to June 30, 2004 (unaudited)                                 4

Statements of Cash Flows
  Three Months Ended June 30, 2003 and 2004 and Cumulative Amounts
  from Inception to June 30, 2004 (unaudited)                                 5

Notes to Financial Statements                                                 6

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

===============================================================================================================

                                                                                  March 31,      June 30, 2004
                                                                                       2004       (Unaudited)
---------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                    $    14,391      $       4,343
   Prepaid expenses                                                                       -              1,300
                                                                                ------------     --------------

TOTAL ASSETS                                                                    $    14,391      $       5,643
===============================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $    22,359      $      16,534
                                                                                ------------     --------------
                                                                                     22,359             16,534

NOTES PAYABLE - RELATED (Note 3)                                                     25,255             29,112
                                                                                ------------     --------------

Total liabilities                                                                    47,614             45,646
                                                                                ------------     --------------

STOCKHOLDERS' (DEFICIENCY)
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none                                                                       -                  -
   Common stock - $0.001 par value; authorized - 50,000,000 shares
      Issued and outstanding - 6,362,744 shares                                       6,363              6,363
   Capital in excess of par value                                                    14,846             14,846
   (Deficit) accumulated during the development stage                               (56,418)           (63,198)
   Accumulated other comprehensive income                                             1,986              1,986
                                                                                ------------     --------------

   Total stockholders' (deficiency)                                                 (33,223)           (40,003)
                                                                                ------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                $    14,391      $       5,643
===============================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===================================================================================================================

                                                                                                        Cumulative
                                                                   For the Three    For the Three     Amounts From
                                                                    Month Period     Month Period        Inception
                                                                           Ended            Ended               To
                                                                   June 30, 2003     June 30,2004     June 30,2004
-------------------------------------------------------------------------------------------------------------------

REVENUES                                                          $            -    $          -     $          -


EXPENSES
   General and Administrative                                              8,175           6,321           48,179
   Interest expense                                                            -             229              484
   Mineral acquisition and exploration costs                                   -             230           14,535

NET (LOSS)                                                        $       (8,175)   $     (6,780)    $    (63,198)

OTHER COMPREHENSIVE INCOME
   Foreign exchange translation gain (loss)                                1,329               -            1,986


COMPREHENSIVE (LOSS)                                              $       (6,846)   $     (6,780)    $    (61,212)
==================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                 $       (0.001)   $     (0.001)    $     (0.009)
==================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                      6,362,744         6,362,744      6,362,744
==================================================================================================================














   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

====================================================================================================================

                                                                                                         Cumulative
                                                                   For the Three     For the Three     Amounts From
                                                                    Month Period      Month Period        Inception
                                                                           Ended             Ended               To
                                                                   June 30, 2003      June 30,2004     June 30,2004
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                      $       (8,175)    $     (6,780)    $     (63,198)
  Adjustments to reconcile net (loss) to net cash (used) by
    operating activities
    Stock issued for costs and expenses                                      -                -               1,666
  Changes in assets and liabilities:
    Increase in prepaid expenses                                             -             (1,300)           (1,300)
    Increase in interest payable                                             -                229               484
    Increase (decrease) in accounts payable and                            5,194           (5,825)           16,534
      accrued liabilities                                         ---------------    -------------    --------------

  Net cash (used) by operating activities                                 (2,981)         (13,676)          (45,814)
                                                                  ---------------    -------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash (used) in investing activities                                    -                -                 -
                                                                  ---------------    -------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from shareholder                                                      -              3,628            28,628
  Sale of common stock                                                       -                -              19,543
                                                                  ---------------    -------------    --------------

  Net cash provided by financing activities                                  -              3,628            48,171
                                                                  ---------------    -------------    --------------

EFFECT OF EXCHANGE RATE ON CASH BALANCE                                    1,329              -               1,986
                                                                  ---------------    -------------    --------------

NET INCREASE (DECREASE) IN CASH                                           (1,652)         (10,048)            4,343

CASH, BEGINNING OF PERIODS                                                16,318           14,391               -
                                                                  ---------------    -------------    --------------

CASH, END OF PERIODS                                              $       14,666     $      4,343     $       4,343
====================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Stock issued for costs and expenses                             $            -     $          -     $       1,666
                                                                  ---------------    -------------    --------------


   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)
================================================================================


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

         The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

         We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended March 31, 2004.

         The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.


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


3.       NOTES PAYABLE - RELATED

         In December 2003, the Company received a loan of $25,000 due on demand with interest of 3.5% per annum until December 2005. In May 2004, the Company received another Cdn$5,000 (USD$3,628) due on demand with interest of 3.5% per annum until May 2006. Total interest accrued to June 30, 2004 is $484.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our business plan is to proceed with the exploration of the Spark Mineral Claim Group to determine whether there is any potential for diamonds located on the property comprising the mineral claims. We have decided to proceed with the first two phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,360. We had $4,343 in cash reserves as of June 30, 2004. Our lack of cash has kept us from conducting any exploration work on the property. We had commenced the process of registering Ben Kirk's shares for resale and were uncertain of our ability to also fund exploration work on the property.

         We are now able to proceed with the first two phases of the exploration program with financing from Ben Kirk, our principal shareholder. In addition to a loan of $25,000 in December 2003, he has given us a written commitment to loan us up to an additional $25,000 at 3.5% per annum for a period of two years. He advanced Cdn.$5,000 to us in May 2004. Mr. Kirk's commitment may not be enforceable, as we have not given any consideration to him to make it a binding agreement. However, we believe it likely that Mr. Kirk will fulfill this commitment, as he and Mr. Savino are currently our principal shareholders and would benefit the most from the continued existence of the company. Should Mr. Kirk not provide us with the funds necessary to cover our operating expenses, the company in all likelihood would cease to exist.

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

         Subsequent to the quarter ended June 30, 2004, we incurred approximately $1,200 to restake 30 of our existing mining claims and $1,676 to stake an additional 40 claims. We anticipate that we will incur the following expenses during the remainder of the current fiscal year:

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

         These amounts, together with existing current liabilities as of June 30, 2004 of $16,534, total approximately $42,000. We currently have existing cash at June 30, 2004 of $4,343. Most of the existing liabilities at June30, 2004 are legal and accounting fees relating to registering Mr. Kirk's shares and compliance with SEC reporting requirements. We plan to borrow funds from Mr. Kirk and/or Wellington Financial under their commitments described above to cover the estimated shortfall of $38,000.

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

         For the three months ended June 30, 2004, we incurred a net loss of $8,175. Most of our expenses were related to the preparation and filing of our annual report with the Securities and Exchange Commission and the registration statement to register the resale of shares owned by Ben Kirk. We paid the expenses of the registration statement because we sought to: (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of Ben Kirk may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board. The registration statement was declared effective in April 2004. With the foreign exchange translation gain for the period, our comprehensive loss was $6,846.

         For  the  three  months   ended  June  30,  2003,   our  net  loss  and
comprehensive loss was $6,780. Most of our expenses for that period were incurred in connection with the registration statement described above.

         Our loss for the current period increased our cumulative loss since inception to $63,198.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $4,343 and a working capital deficit of $10,891 as of June 30, 2004, as compared to cash of $14,391 and a working capital deficit of $7,968 as of March 31, 2004.

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended June 30, 2004, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)  EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                           SEQUENTIAL
S-B NUMBER                        EXHIBIT                            PAGE NUMBER
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation, as amended (1)                 N/A
--------------------------------------------------------------------------------
   3.2         Bylaws (1)                                                N/A
--------------------------------------------------------------------------------
  10.1         Agreement between Kenneth Cabianca and Bravo              N/A
               Resources Ltd. dated December 20, 2002 (1)
--------------------------------------------------------------------------------
  10.2         Loan commitment letter from Ben Kirk dated December       N/A
               15, 2003 (1)
--------------------------------------------------------------------------------
  10.3         Letter from Andre M. Pauwels dated August 15, 2003 (1)    N/A
--------------------------------------------------------------------------------
  10.4         Loan commitment letter from Wellington Financial          N/A
               Corporation dated December 15, 2003 (1)
--------------------------------------------------------------------------------
  10.5         Promissory note to Ben Kirk dated December 18, 2003 (2)   N/A
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.1         Certification Pursuant to 18 U.S.C. Section 1350 as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002
--------------------------------------------------------------------------------
-----------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-106144.

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

                                          BRAVO RESOURCES LTD.
                                          (Registrant)


Date:   August 11, 2004                   By:  /s/ DANIEL SAVINO
                                             -----------------------------------
                                                Daniel Savino, President
                                                (Principal financial officer)