Form 10QSB
period 2004-09-30
BRAVO RESOURCES LTD
filed 2004-11-15
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to ________________

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
            6,362,744 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2004

  Transitional Small Business Disclosure Format (check one);  Yes     No   X
                                                                 ----    ----

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page

Balance Sheets
   March 31, 2004 and September 30, 2004 (unaudited)                         3

Statements of Operations and Comprehensive Income
   Six Months Ended September 30, 2003 and 2004 and Cumulative
   Amounts from Inception to September 30, 2004 (unaudited)                  4

Statement of Operations
   Three Months Ended September 30, 2003 and 2004 (unaudited)                5

Statements of Cash Flows
   Three Months Ended September 30, 2003 and 2004 and Cumulative
   Amounts from Inception to September 30, 2004 (unaudited)                  6

Notes to Financial Statements                                                7

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

================================================================================================================

                                                                                                   September 30,
                                                                                   March 31,                2004
                                                                                        2004         (Unaudited)
----------------------------------------------------------------------------------------------------------------


ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                   $      14,391     $       3,187
                                                                                --------------    --------------

TOTAL ASSETS                                                                    $      14,391     $       3,187
================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                    $      22,359     $      23,768
                                                                                --------------    --------------
                                                                                       22,359            23,768

NOTES PAYABLE - RELATED (Note 3)                                                       25,255            29,362
                                                                                --------------    --------------

Total liabilities                                                                      47,614            53,130
                                                                                --------------    --------------

STOCKHOLDERS' (DEFICIENCY)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none                                                                        -                 -
    Common stock - $0.001 par value; authorized - 50,000,000 shares
       Issued and outstanding - 6,362,744 shares                                        6,363             6,363
    Capital in excess of par value                                                     14,846            14,846
    (Deficit) accumulated during the development stage                                (56,418)          (73,360)
    Accumulated other comprehensive income                                              1,986             2,208
                                                                                --------------    --------------

    Total stockholders' (deficiency)                                                  (33,223)          (49,943)
                                                                                --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                $      14,391     $       3,187
================================================================================================================




   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=====================================================================================================================


                                                                                                          Cumulative
                                                                     For the Six       For the Six      Amounts From
                                                                    Month Period      Month Period         Inception
                                                                           Ended             Ended                To
                                                                   September 30,     September 30,     September 30,
                                                                            2003              2004              2004
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                           $           -     $           -     $           -
                                                                   --------------    --------------    --------------

EXPENSES
  General and Administrative                                              17,196            15,124            56,981
  Interest expense                                                             -               480               735
  Mineral acquisition and exploration costs                                  275             1,339            15,644
                                                                   --------------    --------------    --------------

NET (LOSS)                                                         $     (17,471)    $     (16,943)    $     (73,360)

OTHER COMPREHENSIVE INCOME
  Foreign exchange translation gain (loss)                                   (60)              221             2,208
                                                                   --------------    --------------    --------------


COMPREHENSIVE (LOSS)                                               $     (17,531)    $     (16,722)    $     (71,152)
=====================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                  $      (0.003)    $      (0.003)    $      (0.011)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                      6,362,744         6,362,744         6,362,744
=====================================================================================================================













   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

================================================================================================================


                                                                                For the Three     For the Three
                                                                                 Month Period      Month Period
                                                                                        Ended             Ended
                                                                                September 30,     September 30,
                                                                                         2003              2004
----------------------------------------------------------------------------------------------------------------


REVENUES                                                                        $           -     $           -
                                                                                --------------    --------------


EXPENSES
   General and Administrative                                                           9,021             8,803
   Interest expense                                                                         -               251
   Mineral acquisition and exploration costs                                              275             1,109
                                                                                --------------    --------------

NET (LOSS)                                                                      $      (9,296)    $     (10,163)

OTHER COMPREHENSIVE INCOME
   Foreign exchange translation gain (loss)                                            (1,389)              221
                                                                                --------------    --------------


COMPREHENSIVE (LOSS)                                                            $     (10,685)    $      (9,942)
================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                               $      (0.002)    $      (0.002)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                                   6,362,744         6,362,744
================================================================================================================










   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

======================================================================================================================

                                                                                                           Cumulative
                                                                      For the Six       For the Six      Amounts From
                                                                     Month Period      Month Period         Inception
                                                                            Ended             Ended                To
                                                                    September 30,     September 30,     September 30,
                                                                             2003              2004              2004
----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                       $     (17,471)    $     (16,943)    $     (73,360)
   Adjustments to reconcile net (loss) to net cash (used) by
     operating activities
     Stock issued for costs and expenses                                        -                 -             1,666
   Changes in assets and liabilities:
     Increase in interest payable                                               -               480               735
     Increase in accounts payable and accrued liabilities                  14,459             1,410            23,768
                                                                    --------------    --------------    --------------

   Net cash (used) by operating activities                                 (3,012)          (15,053)          (47,191)
                                                                    --------------    --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash (used) in investing activities                                      -                 -                 -
                                                                    --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from shareholder                                                        -             3,628            28,627
   Sale of common stock                                                         -                 -            19,543
                                                                    --------------    --------------    --------------

   Net cash provided by financing activities                                    -             3,628            48,170
                                                                    --------------    --------------    --------------


EFFECT OF EXCHANGE RATE ON CASH BALANCE                                     1,269               221             2,208
                                                                    --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH                                            (1,743)          (11,204)            3,187

CASH, BEGINNING OF PERIODS                                                 16,318            14,391                 -
                                                                    --------------    --------------    --------------


CASH, END OF PERIODS                                                $      14,575     $       3,187     $       3,187
======================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Stock issued for costs and expenses                              $           -     $           -     $       1,666
                                                                    --------------    --------------    --------------


   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)
================================================================================

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

         The accompanying unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The financial statements conform to the presentation in the Company's Annual Report on Form 10KSB filed with the Securities and Exchange Commission for the year ended March 31, 2004. These financial statements should be read in conjunction with the Company's Form 10KSB.

         The results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.


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


3.       NOTES PAYABLE - RELATED

         In December 2003, the Company received a loan of $25,000 due on demand with interest of 3.5% per annum until December 2005. In May 2004, the Company received another Cdn$5,000 (USD$3,628) due on demand with interest of 3.5% per annum until May 2006. Total interest accrued to September 30, 2004 is $735.


4.       COMMITTMENT

         In December 2003, a company committed to loan $25,000 to the Company at an interest rate of 10% per annum until December 15, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our business plan originally was to proceed with the exploration of the Spark Mineral Claim Group to determine whether there was any potential for diamonds located on the property comprising the mineral claims. We have decided to postpone the work program until April 2005. In the meantime, our focus is on acquiring additional properties. Our lack of cash at the present time has kept us from conducting any exploration work on our original properties. We had commenced the process of registering Ben Kirk's shares for resale and were uncertain of our ability to also fund exploration work on the properties.

         We have obtained financing from Ben Kirk, our principal shareholder. In addition to a loan of $25,000 in December 2003, he has given us a written commitment to loan us up to an additional $25,000 at 3.5% per annum for a period of two years. He advanced Cdn.$5,000 to us in May 2004. Mr. Kirk's commitment may not be enforceable, as we have not given any consideration to him to make it a binding agreement. However, we believe it likely that Mr. Kirk will fulfill this commitment, as he and Mr. Savino are currently our principal shareholders and would benefit the most from the continued existence of the company. Should Mr. Kirk not provide us with the funds necessary to cover our operating expenses, the company in all likelihood would cease to exist.

         We have also obtained a commitment from Wellington Financial Corporation to loan us up to $25,000 at 10% per annum through December 15, 2005. Such loan would be secured by 500,000 shares of our common stock belonging to Ben Kirk.

         During the quarter ended September 30, 2004, we incurred approximately $1,109 to restake 30 of our existing mining claims. We expended $1,630 to stake an additional 40 claims. We anticipate that we will incur approximately $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

         This amount, together with existing current liabilities as of September 30, 2004 of $22,674, totals approximately $33,000. We currently have existing cash at September 30, 2004 of $3,187. Most of the existing liabilities at September 30, 2004 are legal and accounting fees relating to registering Mr. Kirk's shares and compliance with SEC reporting requirements. We plan to borrow funds from Mr. Kirk and/or Wellington Financial under their commitments described above to cover the estimated shortfall of $30,000.

         We anticipate that additional funding will be in the form of borrowing against the Wellington Financial loan commitment or equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock for continued operations or to fund any exploration efforts on our properties. We believe that debt financing will not be an alternative for us, as we would not have assets to secure any loans or any cashflow. We do not have any arrangements in place for any future equity financing.

         We may pursue finding the funds necessary to explore the mineral claims by one or more of the following means:

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

         For the three and six months ended September 30, 2004, we incurred net losses of $10,163 and $16,943, respectively. Most of our expenses were related to the preparation and filing of our annual report and quarterly report with the Securities and Exchange Commission. With the foreign exchange translation gain for the periods, our comprehensive losses were $9,942 and $16,722, respectively.

         For the three and six months ended September 30, 2003, our net losses were $9,296 and $17,471, respectively, and our comprehensive losses were $10,685 and $17,531, respectively. Most of our expenses for that period were incurred in connection with the registration statement to register the resale of shares owned by Ben Kirk. We paid the expenses of the registration statement because we sought to: (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of Ben Kirk may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board. The registration statement was declared effective in April 2004.

         Our loss for the current period increased our cumulative loss since inception to $73,360.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $3,187 and a working capital deficit of $20,581 as of September 30, 2004, as compared to cash of $14,391 and a working capital deficit of $7,968 as of March 31, 2004.

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended September 30, 2004, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER      EXHIBIT                                              PAGE NUMBER
--------------------------------------------------------------------------------
   3.1          Articles of Incorporation, as amended (1)                 N/A
--------------------------------------------------------------------------------
   3.2          Bylaws (1)                                                N/A
--------------------------------------------------------------------------------
  10.1          Agreement between Kenneth Cabianca and Bravo              N/A
                Resources Ltd. dated December 20, 2002 (1)
--------------------------------------------------------------------------------
  10.2          Loan commitment letter from Ben Kirk dated                N/A
                December 15, 2003 (1)
--------------------------------------------------------------------------------
  10.3          Letter from Andre M. Pauwels dated August 15, 2003 (1)    N/A
--------------------------------------------------------------------------------
  10.4          Loan commitment letter from Wellington Financial          N/A
                Corporation dated December 15, 2003 (1)
--------------------------------------------------------------------------------
  10.5          Promissory note to Ben Kirk dated December 18, 2003 (2)   N/A
--------------------------------------------------------------------------------
  31.1          Rule 15d-14(a) Certification                              12
--------------------------------------------------------------------------------
  32.1          Certification Pursuant to 18 U.S.C. Section 1350          13
                as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
----------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-106144.

(2) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2003, file number 333-106144.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRAVO RESOURCES LTD.
                                        (Registrant)


Date:   November 15, 2004               By:  /s/ DANIEL SAVINO
                                           -------------------------------------
                                               Daniel Savino, President
                                               (Principal financial officer)