Form 10QSB
period 2004-12-31
BRAVO RESOURCES LTD
filed 2005-02-17
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2004

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
            6,362,744 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                DECEMBER 31, 2004

  Transitional Small Business Disclosure Format (check one);  Yes    No  X
                                                                 ----  ----

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page

Balance Sheets
       March 31, 2004 and December 31, 2004 (unaudited)                       3

Statements of Operations and Comprehensive Income
       Nine Months Ended December 31, 2003 and 2004 and Cumulative
       Amounts from Inception to December 31, 2004 (unaudited)                4

Statement of Operations
       Three Months Ended December 31, 2003 and 2004 (unaudited)              5

Statements of Cash Flows
       Nine Months Ended December 31, 2003 and 2004 and Cumulative
       Amounts from Inception to December 31, 2004 (unaudited)                6

Notes to Financial Statements                                                 7

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

===================================================================================================================

                                                                                                   December 31,
                                                                                    March 31,              2004
                                                                                         2004       (Unaudited)
-------------------------------------------------------------------------------------------------------------------
ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                   $        14,391   $        1,488
                                                                               ----------------  ---------------

TOTAL ASSETS                                                                   $        14,391   $        1,488
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $        22,359   $       24,415
   Note payable - related                                                                  -             25,911
                                                                               ----------------  ---------------
                                                                                        22,359           50,326

NOTE PAYABLE - RELATED (Note 3)                                                         25,255            3,702
                                                                               ----------------  ---------------

Total liabilities                                                                       47,614           54,028
                                                                               ----------------  ---------------

STOCKHOLDERS' (DEFICIENCY)
   Preferred stock - $0.01 par value; authorized - 1,000,000 shares
      Issued - none                                                                        -                -
   Common stock - $0.001 par value; authorized - 50,000,000 shares
      Issued and outstanding - 6,362,744 shares                                          6,363            6,363
   Capital in excess of par value                                                       14,846           14,846
   (Deficit) accumulated during the development stage                                  (56,418)         (76,040)
   Accumulated other comprehensive income                                                1,986            2,291
                                                                               ----------------  ---------------

   Total stockholders' (deficiency)                                                    (33,223)         (52,540)
                                                                               ----------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                               $        14,391   $        1,488
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

====================================================================================================================

                                                                                                          Cumulative
                                                                     For the Nine      For the Nine     Amounts From
                                                                     Month Period      Month Period        Inception
                                                                            Ended             Ended               To
                                                                     December 31,      December 31,     December 31,
                                                                             2003              2004             2004
--------------------------------------------------------------------------------------------------------------------

REVENUES                                                          $          -     $           -      $         -
                                                                  ---------------  ----------------   --------------

EXPENSES
  General and Administrative                                              22,400            17,553           59,411
  Interest expense                                                            36               730              985
  Mineral acquisition and exploration costs                                  275             1,339           15,644
                                                                  ---------------  ----------------   --------------

NET (LOSS)                                                        $      (22,711)  $       (19,622)   $     (76,040)

OTHER COMPREHENSIVE INCOME
  Foreign exchange translation gain (loss)                                 1,757               305            2,291
                                                                  ---------------  ----------------   --------------

COMPREHENSIVE (LOSS)                                              $      (20,954)  $       (19,317)   $     (73,749)
====================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                 $       (0.004)  $        (0.003)   $      (0.012)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                      6,362,744         6,362,744        6,362,744
====================================================================================================================










   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================

                                                          For the Three          For the Three
                                                           Month Period           Month Period
                                                                  Ended                  Ended
                                                           December 31,           December 31,
                                                                   2003                   2004
-----------------------------------------------------------------------------------------------

REVENUES                                                $          -          $            -
                                                        ---------------       -----------------

EXPENSES
  General and Administrative                                     2,599                   2,429
  Interest expense                                                 -                       250
  Mineral acquisition and exploration costs                      2,000                     -
                                                        ---------------       -----------------

NET (LOSS)                                              $       (4,599)       $         (2,679)

OTHER COMPREHENSIVE INCOME
  Foreign exchange translation gain (loss)                        (607)                     84
                                                        ---------------       -----------------

COMPREHENSIVE (LOSS)                                    $       (5,206)       $         (2,595)
===============================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                       $       (0.001)       $             (-)
===============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                            6,362,744               6,362,744
===============================================================================================




   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

====================================================================================================================

                                                                                                         Cumulative
                                                                      For the Nine    For the Nine     Amounts From
                                                                      Month Period    Month Period        Inception
                                                                             Ended           Ended               To
                                                                      December 31,    December 31,     December 31,
                                                                              2003            2004             2004
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                       $      (22,711)  $      (19,622)   $     (76,040)
  Adjustments to reconcile net (loss) to net cash (used) by
    operating activities
    Stock issued for costs and expenses                                       -                -              1,666
  Changes in assets and liabilities:
    Increase in interest payable                                               36              730              985
    Increase in accounts payable and accrued liabilities                   14,103            2,056           24,415
                                                                   ---------------  ---------------   --------------

  Net cash (used) by operating activities                                  (8,572)         (16,836)         (48,974)
                                                                   ---------------  ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash (used) in investing activities                                     -                -                -
                                                                   ---------------  ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from shareholder                                                    25,000            3,628           28,628
  Sale of common stock                                                        -                -             19,543
                                                                   ---------------  ---------------   --------------

  Net cash provided by financing activities                                25,000            3,628           48,171
                                                                   ---------------  ---------------   --------------

EFFECT OF EXCHANGE RATE ON CASH BALANCE                                     1,757              305            2,291
                                                                   ---------------  ---------------   --------------

NET INCREASE (DECREASE) IN CASH                                            18,185          (12,903)           1,488

CASH, BEGINNING OF PERIODS                                                 16,318           14,391              -
                                                                   ---------------  ---------------   --------------

CASH, END OF PERIODS                                               $       34,503   $        1,488    $       1,488
====================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for costs and expenses                                $          -     $          -      $       1,666
                                                                   ---------------  ---------------   --------------



   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited)
================================================================================

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

         The accompanying unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The financial statements conform to the presentation in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 2004. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB.

         The results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.


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


3.       NOTE PAYABLE - RELATED

         In December 2003, the Company received a loan of $25,000 due on demand with interest of 3.5% per annum until December 2005. In May 2004, the Company received another Cdn$5,000 (USD$3,628) due on demand with interest of 3.5% per annum until May 2006. Total interest accrued to December 31, 2004 is $985, of which $911 is included in the current portion of Note Payable - Related.


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

         During the nine months ended December 31, 2004, we incurred $1,339 to restake 30 of our existing mining claims and to stake an additional 40 claims. We anticipate that we will incur approximately $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

         This amount, together with existing current liabilities as of December 31, 2004 of $24,415, totals approximately $34,400. We currently have existing cash at December 31, 2004 of $1,488. Most of the existing liabilities at December 31, 2004 are legal and accounting fees relating to registering Mr. Kirk's shares and compliance with SEC reporting requirements. We plan to borrow funds from Mr. Kirk and/or Wellington Financial under their commitments described above to cover the estimated shortfall of $33,000.

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

         Due our status as a company whose stock is traded on the OTC Bulletin Board, we receive inquiries from persons with businesses outside the mining industry that seek to combine with a traded company. We are considering any reasonable proposals that would benefit our shareholders and be in the best interest of the company.

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

         For the three and nine months ended December 31, 2004, we incurred net losses of $2,679 and $19,622, respectively. Most of our expenses were related to the preparation and filing of our annual report and quarterly report with the Securities and Exchange Commission. With the foreign exchange translation gain for the periods, our comprehensive losses were $2,595 and $19,317, respectively.

         For the three and nine months ended December 31, 2003, our net losses were $4,599 and $22,711, respectively, and our comprehensive losses were $5,206 and $20,954, respectively. Most of our expenses for that period were incurred in connection with the registration statement to register the resale of shares owned by Ben Kirk. We paid the expenses of the registration statement because we sought to: (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of Ben Kirk may facilitate the development of a public market in our common stock. The registration statement was declared effective in April 2004 and our common stock was approved for trading on the OTC Bulletin Board in December 2004.

         Our loss for the current period increased our cumulative loss since inception to $76,040.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $1,488 and a working capital deficit of $48,838 as of December 31, 2004, as compared to cash of $14,391 and a working capital deficit of $7,968 as of March 31, 2004.

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                           SEQUENTIAL
S-B NUMBER        EXHIBIT                                            PAGE NUMBER
--------------------------------------------------------------------------------
   3.1            Articles of Incorporation, as amended (1)             N/A
--------------------------------------------------------------------------------
   3.2            Bylaws (1)                                            N/A
--------------------------------------------------------------------------------
  10.1            Agreement  between  Kenneth  Cabianca and Bravo       N/A
                  Resources Ltd. dated December 20, 2002 (1)
--------------------------------------------------------------------------------
  10.2            Loan commitment letter from Ben Kirk dated            N/A
                  December 15, 2003 (1)
--------------------------------------------------------------------------------
  10.3            Letter from Andre M. Pauwels dated August 15,         N/A
                  2003 (1)
--------------------------------------------------------------------------------
  10.4            Loan commitment letter from Wellington Financial      N/A
                  Corporation dated December 15, 2003 (1)
--------------------------------------------------------------------------------
  10.5            Promissory note to Ben Kirk dated December 18,        N/A
                  2003 (2)
--------------------------------------------------------------------------------
  31.1            Rule 15d-14(a) Certification                           12
--------------------------------------------------------------------------------
  32.1            Certification Pursuant to 18 U.S.C. Section 1350       13
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
-------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file no. 333-106144.

(2) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2003, file number 333-106144.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRAVO RESOURCES LTD.
                                  (Registrant)


Date:   February 17, 2005         By: /s/ DANIEL SAVINO
                                     ---------------------------------------
                                       Daniel Savino, President
                                       (Principal financial officer)