Form 10KSB
period 2005-03-31
BRAVO RESOURCES LTD
filed 2005-07-14
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to
                                    ------------------   --------------

                       Commission file number: 333-106144

                              BRAVO RESOURCES LTD.
                 (Name of small business issuer in its charter)

               NEVADA                                       98-0392022
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          #271 - 8623 GRANVILLE STREET, VANCOUVER, B.C. V6P 5A2 CANADA
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 628-0556

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,088,232 AS OF JULY 13, 2005

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                               -----    -----

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

         We have decided to postpone the work program until October 2005. In the meantime, our focus is on acquiring additional properties. Our lack of cash at the present time has kept us from conducting any exploration work on our original properties.

         We executed a share exchange agreement dated May 23, 2005, through which we propose to acquire all of the issued and outstanding shares of Point Break Productions, Inc. in exchange for 24,000,000 shares of our common stock. Point Break Productions, Inc. intends to produce and distribute the series "The Strip Poker Invitational," hosted by Carmen Electra and produced by Michael Berk. The Strip Poker Invitational series is intended to be a reality-style, Seven Card Texas Hold `em Limit Poker tournament with 6 female contestants appearing in each of the 13 episodes.

         The share exchange agreement contemplates that we will raise the necessary funds for the production of the series. The 24,000,000 shares to be issued to the shareholders of Point Break Productions, Inc. upon closing are to be placed in escrow and released to them upon completion of the series. If the funds have not been raised or the series not completed by November 30, 2005, the shares will be returned to us for cancellation. As of the date of this report, we have not closed on the share exchange agreement.

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

         In March 2004, we staked an additional 40 claims in the vicinity of the Spark Mineral Claim Group, incurring $1,676 for the cost of staking the claims and recording the claims with the ministry of natural resources. These claims expire in April 2006.

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

          ESTIMATED COST PHASE 1 PROGRAM
    ITEM                                                          ESTIMATED COST

    Geologist or prospector (7 days @ $228/day)*....................$  1,600
    Food lodging/camp cost (8 days @ $70/day).......................     560
    Supervision by Andre Pauwels (8 hours @ $43.50/hour)............     350
    Travel costs....................................................     700
    Helicopter cost.................................................   2,100
    Short report....................................................     350
                                                                     -------
         TOTAL PHASE 1 COST.........................................$  5,660
                                                                    ========
    -------------
          *A geologist other than Mr. Pauwels would be doing this work.

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

         ESTIMATED COST PHASE 2 PROGRAM
    ITEM                                                          ESTIMATED COST

    Aeromagnetic survey contract (210 km @ $15.90/km)................$  3,340
    Mobilization (if shared, otherwise $9,540).......................   3,180
    Interpretation and report........................................   3,180
                                                                     --------
         TOTAL PHASE 2 COST..........................................$  9,700
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been listed for quotation on the OTC Bulletin Board since December 3, 2004 under the symbol "BVOL". The following table sets forth the range of high and low bid quotations for each fiscal quarter since it began trading. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                        BID PRICES
2005 FISCAL YEAR                            HIGH                         LOW
----------------                            ----                         ---
Quarter ending 03/31/05                    $ 0.90                      $ 0.05

         The above prices reflect a three-for-one stock split that was effected February 18, 2005.

         As of July 13, 2005, there were 39 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our business plan originally was to proceed with the exploration of the Spark Mineral Claim Group to determine whether there was any potential for diamonds located on the property comprising the mineral claims. We have decided to postpone the work program until October 2005. In the meantime, our focus is on acquiring additional properties. Our lack of cash at the present time has kept us from conducting any exploration work on our original properties. We had commenced the process of registering Ben Kirk's shares for resale and were uncertain of our ability to also fund exploration work on the properties.

         We have obtained financing from Ben Kirk, formerly our principal shareholder. In addition to a loan of $25,000 in December 2003, he has given us a written commitment to loan us up to an additional $25,000 at 3.5% per annum for a period of two years. He advanced Cdn.$5,000 to us in May 2004. Mr. Kirk's commitment may not be enforceable, as we have not given any consideration to him to make it a binding agreement. However, we believe it likely that Mr. Kirk will fulfill this commitment, as he has already loaned a substantial sum of money to us. Should Mr. Kirk not provide us with the funds necessary to cover our operating expenses, the company in all likelihood would cease to exist.

         We have also obtained a commitment from Wellington Financial Corporation to loan us up to $25,000 at 10% per annum through December 15, 2005. Such loan would be secured by 1,500,000 shares of our common stock belonging to Ben Kirk. Through June 22, 2005, Wellington Financial has loaned us a total of $31,865.

         During the year ended March 31, 2005, we incurred $1,339 to restake 30 of our existing mining claims and to stake an additional 40 claims. We anticipate that we will incur approximately $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements under the Securities Exchange Act of 1934.

         This amount, together with existing current liabilities as of March 31, 2005 of $40,641, totals approximately $50,640. We had cash at March 31, 2005 of $899. Most of the existing liabilities at March 31, 2005 were legal and accounting fees relating to compliance with SEC reporting requirements. We borrowed funds from Mr. Kirk and Wellington Financial under their commitments described above to cover the shortfall.

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

         Due our status as a company whose stock is traded on the OTC Bulletin Board, we received inquiries from persons with businesses outside the mining industry that sought to combine with a traded company. We signed a share exchange agreement dated May 23, 2005 with Point Break Productions, Inc. through which we propose to acquire all of the issued and outstanding shares of that company. As of the date of this report, we have not closed on the share exchange agreement.

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

         For the year ended March 31, 2005, we incurred a net loss of $25,970. Most of our expenses were related to general and administrative expenses incurred in connection with compliance with SEC reporting requirements.

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

         Our accumulated deficit through March 31, 2005 was $82,388.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $899 and a working capital deficit of $39,492 as of March 31, 2005, as compared to cash of $14,391 and a working capital deficit of $7,968 as of March 31, 2004.

         For the 2005 fiscal year, we used cash of $32,913 for operating activities. Cash of $19,128 was provided by loans from Ben Kirk and Wellington Financial. In comparison, we used cash of $28,430 for operating activities during the 2004 fiscal year and $25,000 was provided through a loan from Ben Kirk.

GOING CONCERN

         The report of our independent auditors on the financial statements as of March 31, 2005 and for the year then ended, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims or to commence principal operations. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.

         Our sole officer, based on his evaluation of our (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005, has concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         Our sole officer has concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005, the date of his most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in our internal controls.


ITEM 8B. OTHER INFORMATION.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information about our sole director and executive officer follows:

NAME                 AGE           POSITION AND TERM OF OFFICE

Daniel Savino        33            President, Secretary, Treasurer and sole
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

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                  -------------------------------------
                                   ANNUAL COMPENSATION                    AWARDS             PAYOUTS
                    -----------------------------------------------------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL                                          COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)        TION($)
---------------------------------------------------------------------------------------------------------------------
  Daniel Savino     2003      -0-(1)<F1>     -0-          -0-          -0-          -0-          -0-         1,667
                    2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    2005        -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------

(1)<F1> On December 31, 2002, we issued 1,500,000 shares of our common stock to Daniel Savino in consideration for services rendered, valued at $1,666.65.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of July 13, 2005:

------------------------------------------------------------------------------------------------------
                                                     AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP     PERCENT OF CLASS (1)<F1>
------------------------------------------------------------------------------------------------------
Joanna Thompson                                            1,646,372                 8.6%
502 Alexander Street
Penticton, B.C.
V2A 1E5 Canada
------------------------------------------------------------------------------------------------------
Marc Cabianca                                              1,556,372                 8.2%
11F-178 Ta Rung East Street
Taichung Taiwan, ROC
------------------------------------------------------------------------------------------------------
Georgia Knight                                             1,556,372                 8.2%
801 - 1003 Burnaby Street
Vancouver, B.C.
V6E 4R7 Canada
------------------------------------------------------------------------------------------------------
Jen Kirk                                                   1,556,372                 8.2%
Suite B - 2660 Curtis Street
Kelowna, B.C.
V1Y 9K2 Canada
------------------------------------------------------------------------------------------------------
Daniel Savino (2)<F2>                                      1,500,000                 7.9%
#207 - 1040 Hamilton Street
Vancouver, B.C.
V6B 2R9 Canada
------------------------------------------------------------------------------------------------------
Ken Cabianca                                               1,456,372                 7.6%
4519 Woodgreen Drive
West Vancouver, B.C.
V7S 2T8 Canada
------------------------------------------------------------------------------------------------------
All officers and directors as a group (1 person)           1,500,000                 7.9%
------------------------------------------------------------------------------------------------------
-------------------

(1)<F1> This table is based on 19,088,232 shares of Common Stock outstanding as of July 13, 2005.

(2)<F2> Ben Kirk and Daniel Savino may be deemed to be the promoters of our company.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 31, 2002, we issued 1,500,000 shares of our common stock to Daniel Savino in consideration for services rendered, valued at $1,666.65.

         On December 18, 2003, Ben Kirk loaned us $25,000 with interest at 3.5% per annum. This unsecured loan is due December 18, 2005. Interest of $255 has been accrued through March 31, 2004. In May 2004, Ben Kirk advanced an additional Cdn.$5,000 to us. This latest loan is due May 28, 2006, with interest at 3.5% per annum. Total interest of $1,235 has been accrued to March 31, 2005.

         From February 8, 2005 through June 22, 2005, Wellington Financial Corporation advanced a total of $31,865 to us. The promissory note evidencing these loans accrues interest at 10% per annum and is due two years from the date of each advance, but in no event later than June 22, 2007. The loan is secured by 500,000 shares of our common stock owned by Ben Kirk.

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


ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                                   EXHIBIT
--------------------------------------------------------------------------------
   2.1 Share Exchange Agreement by and between the Company and Point Break Productions, Inc. dated as of May 23, 2005
--------------------------------------------------------------------------------
   3.1        Articles of Incorporation (1)
--------------------------------------------------------------------------------
   3.2        Certificate of Change Pursuant to NRS 78.209 (2)
--------------------------------------------------------------------------------
   3.3        Bylaws (1)
--------------------------------------------------------------------------------
   10.1 Agreement between Kenneth Cabianca and Bravo Resources Ltd. dated December 20, 2002 (1)
--------------------------------------------------------------------------------
   10.2       Loan commitment letter from Ben Kirk dated December 15, 2003 (1)
--------------------------------------------------------------------------------
   10.3       Letter from Andre M. Pauwels dated August 15, 2003 (1)
--------------------------------------------------------------------------------
   10.4 Loan commitment letter from Wellington Financial Corporation dated December 15, 2003 (1)
-------------------------------------------------------------------------------
   10.5       Promissory note to Ben Kirk dated December 18, 2003 (3)
--------------------------------------------------------------------------------
   10.6       Promissory note to Ben Kirk dated March 31, 2005
--------------------------------------------------------------------------------
   10.7       Promissory note to Wellington Financial Corporation dated June 22,
              2005
--------------------------------------------------------------------------------
   31.1       Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-------------------
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form SB-1, file number 333-106144.

(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 18, 2005, file number 333-106144.

(3) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2003, file number 333-106144.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended March 31, 2005 and 2004, our principal accountant is expected to bill approximately $6,500 and billed $6,180, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

         For the fiscal years ended March 31, 2005 and 2004, our principal accountant is expected to bill $500 and billed $450, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         Except for $4,577 billed in connection with the review of our registration statement on Form SB-1 during the fiscal year ended March 31, 2004, there were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2005 and 2004.

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

                                      BRAVO RESOURCES LTD.



Date:  July 13, 2005                  By: /s/ DANIEL SAVINO
                                         ---------------------------------------
                                              Daniel Savino, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                          DATE

                          President, Secretary, Treasurer and
                          director (principal executive,
/s/ DANIEL SAVINO         financial and accounting officer)      July 13, 2005
------------------------
Daniel Savino