Form 10QSB
period 2005-06-30
BRAVO RESOURCES LTD
filed 2005-08-15
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2005

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

                            (604) 628-0556 (Issuer's
                                telephone number)

                 13372 - 68 AVENUE, SURREY, B.C. V3W 2E7 CANADA
   (Former name, former address and former fiscal year, if changed since last report)

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
           19,088,232 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 JUNE 30, 2005

 Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                ----   ----

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page


Balance Sheets
       March 31, 2005 and June 30, 2005 (unaudited)                           3

Statements of Operations and Comprehensive Income
       Three Months Ended June 30, 2004 and 2005 and Cumulative
       Amounts from Inception to June 30, 2005 (unaudited)                    4

Statements of Cash Flows
       Three Months Ended June 30, 2004 and 2005 and Cumulative
       Amounts from Inception to June 30, 2005 (unaudited)                    5

Notes to Financial Statements                                                 6

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

===================================================================================================================
                                                                                      March 31,            June 30,
                                                                                           2005                2005
                                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
         Cash                                                                     $        899       $       4,781
         Prepaid expenses                                                                  250                   -
                                                                                  -------------      --------------

TOTAL ASSETS                                                                      $      1,149       $       4,781
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                      $     14,511       $       6,394
    Note payable  - related (Note 3)                                                    26,130              26,349
                                                                                  --------------     --------------
                                                                                        40,641              32,743

NOTE PAYABLE (Note 4)                                                                   15,675              32,619
NOTE PAYABLE - RELATED (Note 3)                                                          3,733               6,778
                                                                                  -------------      --------------

Total liabilities                                                                       60,049              72,140
                                                                                  -------------      --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none                                                                         -                   -
    Common stock - $0.001 par value; authorized - 150,000,000 shares
       Issued and outstanding - 19,088,232 shares                                       19,089              19,089
    Capital in excess of par value                                                       2,120               2,120
    (Deficit) accumulated during the development stage                                 (82,388)            (90,847)
    Accumulated other comprehensive income                                               2,279               2,279
                                                                                  -------------      --------------

    Total stockholders' (deficiency)                                                   (58,900)            (67,359)
                                                                                  -------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                  $      1,149       $       4,781
===================================================================================================================




   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

=====================================================================================================================

                                                                                                           Cumulative
                                                                    For the Three     For the Three      Amounts From
                                                                     Month Period      Month Period         Inception
                                                                       Ended June        Ended June                To
                                                                         30, 2004          30, 2005      June 30,2005
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                           $           -     $           -     $           -
                                                                   --------------    --------------    --------------


EXPENSES
    General and administrative                                             6,321             7,615            72,949
    Interest expense                                                         229               844             2,254
    Mineral acquisition and exploration costs                                230                 -            15,644
                                                                   --------------    --------------    --------------

NET (LOSS)                                                         $      (6,780)    $      (8,459)    $     (90,847)

OTHER COMPREHENSIVE INCOME
    Foreign exchange translation gain                                          -                 -             2,279
                                                                   --------------    --------------    --------------


COMPREHENSIVE (LOSS)                                               $      (6,780)    $      (8,459)    $     (88,568)
=====================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                  $       -         $           -     $      (0.005)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                     19,088,232        19,088,232        19,088,232
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

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

=====================================================================================================================

                                                                                                           Cumulative
                                                                    For the Three     For the Three      Amounts From
                                                                     Month Period      Month Period         Inception
                                                                   Ended June 30,    Ended June 30,                To
                                                                             2004              2005      June 30,2005
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                      $       (6,780)   $      (8,459)    $     (90,847)
   Adjustments to reconcile net (loss) to net cash (used) by
   operating activities
      Stock issued for costs and expenses                                       -                -             1,666
   Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses                              (1,300)             250                 -
      Increase in interest payable                                            229              844             2,254
      Increase (decrease) in accounts payable and accrued                  (5,825)          (8,117)            6,394
      liabilities                                                  ---------------   --------------    --------------

      Net cash (used) by operating activities                             (13,676)         (15,482)          (80,533)
                                                                   ---------------   --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash (used) in investing activities                                      -                -                 -
                                                                   ---------------   --------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from shareholder                                                    3,628            2,999            31,627
   Loan                                                                                     16,365            31,865
   Sale of common stock                                                         -                -            19,543
                                                                   ---------------   --------------    --------------

   Net cash provided by financing activities                                3,628           19,364            83,035
                                                                   ---------------   --------------    --------------


EFFECT OF EXCHANGE RATE ON CASH BALANCE                                         -                -             2,279
                                                                   ---------------   --------------    --------------

NET INCREASE (DECREASE) IN CASH                                           (10,048)           3,882             4,781

CASH, BEGINNING OF PERIODS                                                 14,391              899                 -
                                                                   ---------------   --------------    --------------

CASH, END OF PERIODS                                               $        4,343    $       4,781     $       4,781
=====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES

      Stock issued for costs and expenses                          $            -    $           -     $       1,666
=====================================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
================================================================================


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

         The accompanying unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

         The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.


2.       BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $90,847 through June 30, 2005. As of June 30, 2005, the Company has not commenced principal operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.


3.       NOTE PAYABLE - RELATED

         In December 2003, the Company received a loan of $25,000 from its principal shareholder due December 2005 with interest at 3.5% per annum. In May 2004, the Company received another $3,628 (Cdn$5,000) from the same shareholder. This amount is due no later than May 28, 2006 with interest at 3.5% per annum. In May 2005, the Company received another $2,999 (Cdn$4,000) from the same shareholder. This amount is due no later than May 15, 2007 with interest at 3.5% per annum. Total interest of $1,500 has been accrued to June 30, 2005.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
================================================================================


4.       LOAN PAYABLE

         In December 2003, a company committed to loan $25,000 to the Company at an interest rate of 10% per annum until December 15, 2005. During the year ended March 31, 2005, the Company received $15,500 as a loan from the company. During the three month period ended June 30, 2005, the Company received another $16,365 from the same company with the same terms as the first loan. This loan is due no later than June 22, 2007 and bears interest at a rate of 10% per annum. This loan is secured by 500,000 shares of the Company's common stock. Interest of $754 has been accrued to June 30, 2005.


5.       LETTER OF INTENT

         On March 22, 2005, the Company signed a letter of intent with Point Break Productions, Inc. ("Point Break") (formerly SPI Entertainment
         LLC). The parties have agreed to discussions relating to a share exchange. The Company will issue 24,000,000 restricted shares of common stock to the shareholders of Point Break in exchange for all of Point Break's outstanding shares. This transaction is subject to the parties satisfactorily entering into a definitive agreement and is subject to the approval of the Company's board of directors and, if required, the Company's shareholders. If a definitive agreement is not entered into by April 29, 2005, the agreement will be null and void with no liability whatsoever to either party.

         The Company executed a share exchange agreement dated May 23, 2005, through which it proposes to acquire all of the issued and outstanding shares of Point Break Productions, Inc. ("Point Break") in exchange for 24,000,000 shares of the Company's common stock. Point Break intends to produce and distribute the series "The Strip Poker Invitational," hosted by Carmen Electra and produced by Michael Berk. The Strip Poker Invitational series is intended to be a reality-style, Seven Card Texas Hold 'em Limit Poker tournament with 6 female contestants appearing in each of the 13 episodes.

         The share exchange agreement contemplates that the Company will raise the necessary funds for the production of the series. The 24,000,000 shares to be issued to the shareholders of Point Break upon closing are to be placed in escrow and released to them upon completion of the series. If the funds have not been raised or the series is not completed by November 30, 2005, the shares will be returned to the Company for cancellation. As of the date of this report, the Company has not closed on the share exchange agreement.

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

         We have also obtained a commitment from Wellington Financial Corporation to loan us up to $25,000 at 10% per annum through December 15, 2005. Through June 30, 2005, Wellington Financial has loaned us a total of $31,865. That loan is secured by 500,000 shares of our common stock belonging to Ben Kirk.

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

         For the three months ended June 30, 2005, we incurred a net loss of $8,459, as compared to a net loss of $6,780 for the three months ended June 30, 2004. Most of our expenses were related to general and administrative expenses incurred in connection with compliance with SEC reporting requirements.

         Our accumulated deficit through June 30, 2005 was $90,847.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $4,781 and a working capital deficit of $27,962 as of June 30, 2005, as compared to cash of $899 and a working capital deficit of $39,492 as of March 31, 2005. The decrease in the working capital deficit is due to loans made to us by Ben Kirk and Wellington Financial, which provided us with cash and enabled us to reduce some of our current liabilities.

         For the three months ended June 30, 2005, we used cash of $15,482 for operating activities. Cash of $19,364 was provided by loans from Ben Kirk and Wellington Financial. In comparison, we used cash of $13,676 for operating activities during the three months ended June 30, 2004 and $3,628 was provided through a loan from Ben Kirk.

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



ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.           EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                           SEQUENTIAL
S-B NUMBER                               EXHIBIT                     PAGE NUMBER
--------------------------------------------------------------------------------
   2.1         Share Exchange Agreement by and between the                N/A
               Company and Point Break Productions, Inc. dated
               as of May 23, 2005 (1)
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation, as amended (2)                  N/A
--------------------------------------------------------------------------------
   3.2         Certificate of Change Pursuant to NRS 78.209 (3)           N/A
--------------------------------------------------------------------------------
   3.3         Bylaws (2)                                                 N/A
--------------------------------------------------------------------------------
  10.1         Agreement between Kenneth Cabianca and Bravo               N/A
               Resources Ltd. dated December 20, 2002 (2)
--------------------------------------------------------------------------------
  10.2         Loan commitment letter from Ben Kirk dated December        N/A
               15, 2003 (2)
--------------------------------------------------------------------------------
  10.3         Letter from Andre M. Pauwels dated August 15, 2003 (2)     N/A
--------------------------------------------------------------------------------
  10.4         Loan commitment letter from Wellington Financial           N/A
               Corporation dated December 15, 2003 (2)
--------------------------------------------------------------------------------
  10.5         Promissory note to Ben Kirk dated December 18, 2003 (4)    N/A
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification                                12
--------------------------------------------------------------------------------
  32.1         Certification Pursuant to 18 U.S.C. Section 1350 as         13
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002
--------------------------------------------------------------------------------
------------------
(1) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended March 31, 2005, file number 333-106144.

(2) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file number 333-106144.

(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 18, 2005, file number 333-106144.

(4) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2003, file number 333-106144.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRAVO RESOURCES LTD.
                                    (Registrant)


Date:   August 12, 2005             By:   /s/ DANIEL SAVINO
                                       -----------------------------------------
                                           Daniel Savino, President
                                           (Principal financial officer)