Form 10KSB/A
period 2005-03-31
BRAVO RESOURCES LTD
filed 2005-11-14
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


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


Indicate by check mark whether the registrant is a shell company. (as defined in Rule 12b-2 of the Exchange Act).

                                                  Yes [X]   No [ ]


State issuer's revenues for its most recent fiscal year:  $-0-

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 9, 2005 was approximately $39,045,875 based on the last trade on the OTC Bulletin Board on that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,088,232 AS OF NOVEMBER 10, 2005

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                                EXPLANATORY NOTE



This Amended Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on July 14, 2005. The Company is filing this Amendment No. 1 in order to include its financial statements, which financial statements were inadvertently omitted from the original filing on July 14, 2005.



As a result of this Amendment No. 1, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-KSB/A.



Except for the amendment described above, this Amendment No. 1 on Form 10-KSB/A does not modify or update any other disclosures in, or exhibits to, the original filing of July 14, 2005.


                                     PART II

ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.

ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       2.1 Share Exchange Agreement by and between the Company and Point Break Productions, Inc. dated as of May 23, 2005 (4)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation (1)
--------------------------------------------------------------------------------
       3.2          Certificate of Change Pursuant to NRS 78.209 (2)
--------------------------------------------------------------------------------
       3.3          Bylaws (1)
--------------------------------------------------------------------------------
       10.1         Agreement between Kenneth Cabianca and Bravo Resources Ltd.
                    dated December 20, 2002 (1)
--------------------------------------------------------------------------------
       10.2         Loan commitment letter from Ben Kirk dated December 15, 2003
                    (1)
--------------------------------------------------------------------------------
       10.3         Letter from Andre M. Pauwels dated August 15, 2003 (1)
--------------------------------------------------------------------------------
       10.4 Loan commitment letter from Wellington Financial Corporation dated December 15, 2003 (1)
--------------------------------------------------------------------------------
       10.5         Promissory note to Ben Kirk dated December 18, 2003 (3)
--------------------------------------------------------------------------------

       10.6         Promissory note to Ben Kirk dated March 31, 2005 (4)

--------------------------------------------------------------------------------

       10.7 Promissory note to Wellington Financial Corporation dated June 22, 2005 (4)

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

----------------------

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


(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended March 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on July 14, 2005, file number 333-106144.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRAVO RESOURCES LTD.




Date:  November 10, 2005                By:    /s/ DANIEL SAVINO
                                           -------------------------------------
                                              Daniel Savino, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                     TITLE                            DATE


                        President, Secretary, Treasurer and
                        director (principal executive,
/s/ DANIEL SAVINO       financial and accounting officer)      November 10, 2005
----------------------
Daniel Savino

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet
       March 31, 2005                                                        F-3

Statements of Operations and Comprehensive (Loss)
       Years ended March 31, 2004 and 2005 and Cumulative Amounts
       from Inception to March 31, 2005                                      F-4

Statement of Stockholders' Equity (Deficiency)
       Years ended March 31, 2003, 2004 and 2005                             F-5

Statements of Cash Flows
       Years Ended March 31, 2004 and 2005 and Cumulative Amounts
       from Inception to March 31, 2005                                      F-6

Notes to Financial Statements                                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
BRAVO RESOURCES LTD.


We have audited the accompanying balance sheet of Bravo Resources Ltd. (a Nevada Corporation) (an exploration stage company) as of March 31, 2005 and the related statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years ended March 31, 2004 and 2005 and cumulative amounts from inception (November 19, 2002) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Resources Ltd. as of March 31, 2005 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2005 and cumulative amounts from inception (November 19, 2002) to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



Wheeler Wasoff, P.C.


/s/ WHEELER WASOFF, P.C.


Denver, Colorado
July 6, 2005

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET
March 31, 2005

==============================================================================================


----------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
  Cash                                                                          $         899
  Prepaid expenses                                                                        250
                                                                                --------------

TOTAL ASSETS                                                                    $       1,149
==============================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $      14,511
  Note payable  - related (Note 4)                                                     26,130
                                                                                --------------
                                                                                       40,641

NOTE PAYABLE (Note 5)                                                                  15,675
NOTE PAYABLE - RELATED (Note 4)                                                         3,733
                                                                                --------------

Total liabilities                                                                      60,049
                                                                                --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock - $0.01 par value; authorized - 1,000,000 shares
     Issued - none                                                                          -
  Common stock - $0.001 par value; authorized - 150,000,000 shares
     Issued and outstanding - 19,088,232 shares                                        19,089
  Capital in excess of par value                                                        2,120
  (Deficit) accumulated during the development stage                                  (82,388)
  Accumulated other comprehensive income                                                2,279
                                                                                --------------

  Total stockholders' (deficiency)                                                    (58,900)
                                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                $       1,149
==============================================================================================


   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

====================================================================================================================

                                                                                                         Cumulative
                                                                                                       Amounts From
                                                                                                          Inception
                                                                      Year Ended       Year Ended                To
                                                                   March 31,2004    March 31,2005     March 31,2005
--------------------------------------------------------------------------------------------------------------------


REVENUES                                                           $           -     $           -    $           -
                                                                   --------------    --------------   --------------


EXPENSES
  General and administrative                                              34,382            23,476           65,334
  Interest expense                                                           255             1,155            1,410
  Mineral acquisition and exploration costs                               11,631             1,339           15,644
                                                                   --------------    --------------   --------------

NET (LOSS)                                                         $     (46,268)    $     (25,970)   $     (82,388)

OTHER COMPREHENSIVE INCOME
  Foreign exchange translation gain                                        1,503               293            2,279
                                                                   --------------    --------------   --------------


COMPREHENSIVE (LOSS)                                               $     (44,765)    $     (25,677)   $     (80,109)
====================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                  $      (0.002)    $      (0.001)   $      (0.004)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                     19,088,232        19,088,232       19,088,232
====================================================================================================================













   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

=======================================================================================================================

                                                    Common Stock
                                              --------------------------
                                                                                               Deficit
                                                                                           Accumulated
                                                                           Capital in       During the            Other
                                                                            Excess of      Development    Comprehensive
                                                 Shares         Amount      Par Value          Stage             Income
-----------------------------------------------------------------------------------------------------------------------


INCEPTION, NOVEMBER 19, 2002                           -    $         -   $          -   $           -    $          -

  Sale of common stock for cash,
  at $0.0011 per share                        17,588,232         17,589          1,954               -               -

  Issuance of common stock to officer
  for services, valued at $0.0011 per share    1,500,000          1,500            166               -               -

  Foreign currency translation                         -              -              -               -             483

  Net (loss)                                           -              -              -         (10,150)              -
                                            -------------   ------------  -------------  --------------   -------------
                                                       -

BALANCE, MARCH 31, 2003                       19,088,232         19,089          2,120         (10,150)            483

  Foreign currency translation                         -              -              -               -           1,503

  Net (loss)                                           -              -              -         (46,268)              -
                                            -------------   ------------  -------------  --------------   -------------
                                                       -

BALANCE, MARCH 31, 2004                       19,088,232         19,089          2,120         (56,418)          1,986

  Foreign currency translation                         -              -              -               -             293

  Net (loss)                                           -              -              -         (25,970)              -
                                            -------------   ------------  -------------  --------------   -------------


BALANCE, MARCH 31, 2005                       19,088,232    $    19,089   $      2,120   $     (82,388)   $      2,279
=======================================================================================================================






   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

====================================================================================================================

                                                                                                          Cumulative
                                                                                                        Amounts From
                                                                                                           Inception
                                                                      Year Ended        Year Ended                To
                                                                   March 31,2004     March 31,2005     March 31,2005
--------------------------------------------------------------------------------- ----------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                       $     (46,268)    $     (25,970)    $     (82,388)
  Adjustments to reconcile net (loss) to net cash (used) by
  operating activities
    Stock issued for costs and expenses                                        -                 -             1,666
  Changes in assets and liabilities:
    Increase in prepaid expenses                                               -              (250)             (250)
    Increase in interest payable                                             255             1,155             1,410
    Increase in accounts payable and accrued liabilities                  17,583            (7,848)           14,511
                                                                   --------------    --------------    --------------

  Net cash (used) by operating activities                                (28,430)          (32,913)          (65,051)
                                                                   --------------    --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash (used) in investing activities                                      -                 -                 -
                                                                   --------------    --------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                                          25,000             3,628            28,628
  Proceeds from loan                                                                        15,500            15,500
  Sale of common stock                                                         -                 -            19,543
                                                                   --------------    --------------    --------------

  Net cash provided by financing activities                               25,000            19,128            63,671
                                                                   --------------    --------------    --------------


EFFECT OF EXCHANGE RATE ON CASH BALANCE                                    1,503               293             2,279
                                                                   --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH                                           (1,927)          (13,492)              899

CASH, BEGINNING OF PERIODS                                                16,318            14,391                 -
                                                                   --------------    --------------    --------------

CASH, END OF PERIODS                                               $      14,391     $         899     $         899
=====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES

    Stock issued for costs and expenses                            $           -     $           -     $       1,666
=====================================================================================================================



   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
================================================================================

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 144 establishes a single auditing model for long-lived assets to be disposed of by sale. The Company has determined that no impairment is required at March 31, 2005.

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

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
================================================================================

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued SFAS 152, which amends SFAS. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends SFAS 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued SFAS 153, EXCHANGES OF NONMONETARY ASSETS, which changes the guidance in APB 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have a material impact on the financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
================================================================================

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         RECENT ACCOUNTING PRONOUNCEMENTS (cont'd...)

         In December 2004, the FASB issued SFAS 123(R), SHARE-BASED PAYMENT, which is a revision of SFAS No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS 95, STATEMENT OF CASH FLOWS.

         SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash, prepaids and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

         COMPREHENSIVE INCOME

         The Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. As of March 31, 2004 and 2005, the Company's comprehensive income, as shown in the Statement of Operations and Comprehensive Income, consists of foreign currency translation adjustments in the amounts of $1,503 and $293, respectively.


2.       BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $82,388 through March 31, 2005 and current liabilities exceed current assets by $39,492 at March 31, 2005. As of March 31, 2005, the Company has not commenced principal operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
================================================================================

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

         The work commitments disclosed above have been put on hold temporarily until the Company can obtain additional source of funds to continue with the mineral property exploration.

         The Company will obtain title to the claims upon the completion of the work commitments, expenditure of $30,000 and payment of $1,100. The seller retained a 20% carried interest in the claims. During the year ended March 31, 2004, the Company renewed 10 of the claims acquired in 2003 and staked and filed for an additional 40 claims in the vicinity of the original claim group. The term of the renewed claims expires in 2006. During the year ended March 31, 2005, the Company restaked the remaining 30 claims instead of renewing them.

         No exploration efforts have been conducted on the Company's mineral properties and, accordingly, the ultimate recovery of the Company's investment in mineral properties is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves. During 2004 and 2005, the Company charged to operations mineral acquisition costs of $11,631 and $1,339 respectively. As of March 31, 2005, the Company has not commenced its work commitment.


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


5.       NOTE PAYABLE

         In December 2003, an unrelated entity committed to loan $25,000 to the Company at an interest rate of 10% per annum until December 15, 2005. During the year ended March 31, 2005, the Company received $15,500 under the commitment. This note is secured by 500,000 shares of the Company's common stock owned by the Company's majority shareholder. Interest of $175 has been accrued to March 31, 2005.
         (Note 9.)

6.       COMMON STOCK

         In December 2002, the Company issued 1,500,000 shares of its common stock, valued at $1,666 ($.0011 per share), to its President for services rendered.

         In December 2002, the Company sold 17,588,232 shares of its common stock for cash consideration of $19,543 ($.0011 per share), to the founder of the Company.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
================================================================================

6.       COMMON STOCK (cont'd...)

         Effective February 28, 2005, the Board of Directors increased the authorized shares of common stock from 50,000,000 to 150,000,000 and effected a 3 for 1 forward stock split. All common stock previously issued since date of inception has been retroactively re-stated to reflect the 3 for 1 stock split.


7.       INCOME TAXES

         At March 31, 2005, the Company had a net operating loss carryforward of approximately $65,400 that may be offset against future taxable income through 2025. These carryforwards are subject to review by the Internal Revenue Service.

         The Company has fully reserved the $22,250 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $8,800 is attributable to 2005.

         Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of acquisition and exploration costs on undeveloped mineral properties.


8.       SEGMENT REPORTING

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

         As of March 31, 2005, the Company had one operating segment, mineral exploration and development.


9.       SUBSEQUENT EVENTS

         Subsequent to March 31, 2005:

         a.   The Company received a $16,365 loan from an unrelated entity (Note
              5). The loan is due no later than June 22, 2007 and bears interest at a rate of 10% per annum.

         b. The Company executed a share exchange agreement dated May 23, 2005, through which it proposes to acquire all of the issued and outstanding shares of Point Break Productions, Inc. ("Point Break") in exchange for 24,000,000 shares of the Company's common stock. Point Break intends to produce and distribute the series "The Strip Poker Invitational," hosted by Carmen Electra and produced by Michael Berk. The Strip Poker Invitational series is intended to be a reality-style, Seven Card Texas Hold 'em Limit Poker tournament with 6 female contestants appearing in each of the 13 episodes.

              The share exchange agreement contemplates that the Company will raise the necessary funds for the production of the series. The 24,000,000 shares to be issued to the shareholders of Point Break upon closing are to be placed in escrow and released to them upon completion of the series. If the funds have not been raised or the series is not completed by November 30, 2005, the shares will be returned to the Company for cancellation. The Company has not closed on the share exchange agreement.