Form 10QSB
period 2005-09-30
BRAVO RESOURCES LTD
filed 2005-11-15
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _______________

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
  19,088,232 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF SEPTEMBER 30, 2005

    Transitional Small Business Disclosure Format (check one); Yes    No  X
                                                                  ---    ---

                              BRAVO RESOURCES LTD.
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page


Balance Sheets
   March 31, 2005 and September 30, 2005 (unaudited)                           3

Statements of Operations and Comprehensive Income                              4
   Six Months Ended September 30, 2004 and 2005 and Cumulative Amounts from Inception to September 30, 2005 (unaudited)

Statements of Operations                                                       5
   Three Months Ended September 30, 2004 and 2005 (unaudited)

Statements of Cash Flows                                                       6
   Six Months Ended September 30, 2004 and 2005 and Cumulative Amounts from Inception to September 30, 2005 (unaudited)

Notes to Financial Statements                                                  7

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEET

====================================================================================================================
                                                                                                       September 30,
                                                                                       March 31,                2005
                                                                                            2005         (Unaudited)
--------------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
         Cash                                                                     $         899       $      25,520
         Prepaid expenses                                                                   250                   -
                                                                                  --------------      --------------

TOTAL ASSETS                                                                      $       1,149       $      25,520
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                      $      14,511       $      13,856
    Note payable  - related (Note 3)                                                     26,130              30,365
                                                                                  --------------      --------------
                                                                                         40,641              44,221

NOTE PAYABLE (Note 4)                                                                    15,675              33,428
NOTE PAYABLE - RELATED (Note 3)                                                           3,733              54,249
                                                                                  --------------      --------------

Total liabilities                                                                        60,049             131,898
                                                                                  --------------      --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock - $0.01 par value; authorized - 1,000,000 shares
       Issued - none                                                                          -                   -
    Common stock - $0.001 par value; authorized - 150,000,000 shares
       Issued and outstanding - 19,088,232 shares                                        19,089              19,089
    Capital in excess of par value                                                        2,120               2,120
    (Deficit) accumulated during the development stage                                  (82,388)           (129,481)
    Accumulated other comprehensive income                                                2,279               1,894
                                                                                  --------------      --------------

    Total stockholders' (deficiency)                                                    (58,900)           (106,378)
                                                                                  --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                  $       1,149       $      25,520
====================================================================================================================





   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

====================================================================================================================

                                                                                                         Cumulative
                                                                      For the Six      For the Six     Amounts From
                                                                     Month Period     Month Period        Inception
                                                                  Ended September            Ended               To
                                                                         30, 2004    September 30,    September 30,
                                                                                              2005             2005
--------------------------------------------------------------------------------------------------------------------

REVENUES                                                           $           -     $           -    $           -
                                                                   --------------    --------------   --------------


EXPENSES
    General and administrative                                            15,124            44,953          110,287
    Interest expense                                                         480             2,140            3,550
    Mineral acquisition and exploration costs                              1,339                 -           15,644
                                                                   --------------    --------------   --------------

NET (LOSS)                                                         $     (16,943)    $     (47,093)   $    (129,481)

OTHER COMPREHENSIVE INCOME
    Foreign exchange translation gain (loss)                                 221              (385)           1,894
                                                                   --------------    ---------------  --------------


COMPREHENSIVE (LOSS)                                               $     (16,722)    $     (47,478)   $    (127,587)
====================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                  $      (0.001)    $      (0.002)   $      (0.007)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                     19,088,232        19,088,232       19,088,232
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

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

=====================================================================================================================

                                                                                     For the Three     For the Three
                                                                                      Month Period      Month Period
                                                                                             Ended            Ended
                                                                                     September 30,    September 30,
                                                                                              2004              2005
---------------------------------------------------------------------------------------------------------------------


REVENUES                                                                           $             -   $             -
                                                                                   ---------------   ---------------

EXPENSES
    General and Administrative                                                               8,803            37,338
    Interest expense                                                                           251             1,296
    Mineral acquisition and exploration costs                                                1,109                 -
                                                                                   ---------------   ---------------

NET (LOSS)                                                                         $       (10,163)  $       (38,634)

OTHER COMPREHENSIVE INCOME
    Foreign exchange translation gain (loss)                                                   221              (385)
                                                                                   ---------------   ----------------

COMPREHENSIVE (LOSS)                                                               $        (9,942)  $       (39,019)
=====================================================================================================================

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                                                  $        (0.001)  $        (0.002)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                                                       19,088,232        19,088,232
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

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

=====================================================================================================================

                                                                                                          Cumulative
                                                                       For the Six      For the Six     Amounts From
                                                                      Month Period     Month Period        Inception
                                                                             Ended            Ended               To
                                                                     September 30,    September 30,        September
                                                                              2004             2005         30, 2005
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                        $      (16,943)   $     (47,093)   $    (129,481)
  Adjustments to reconcile net (loss) to net cash (used) by
  operating activities
     Stock issued for costs and expenses                                         -                -            1,666
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                                    250                -
     Increase in interest payable                                              480            2,140            3,550
     Increase (decrease) in accounts payable and accrued
       liabilities                                                           1,410             (655)          13,856
                                                                    ---------------   ---------------  --------------

  Net cash (used) by operating activities                                  (15,053)         (45,358)        (110,409)
                                                                    ---------------   --------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash (used) in investing activities                                        -                -                -
                                                                    ---------------   --------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from shareholder                                                      3,628           53,999           82,627
  Loan                                                                           -           16,365           31,865
  Sale of common stock                                                           -                -           19,543
                                                                    ---------------   --------------   --------------

  Net cash provided by financing activities                                  3,628           70,364          134,035
                                                                    ---------------   --------------   --------------


EFFECT OF EXCHANGE RATE ON CASH BALANCE                                        221             (385)           1,894
                                                                    ---------------   ---------------  --------------

NET INCREASE (DECREASE) IN CASH                                            (11,204)          24,621           25,520

CASH, BEGINNING OF PERIODS                                                  14,391              899                -
                                                                    ---------------   --------------   --------------

CASH, END OF PERIODS                                                $        3,187    $      25,520    $      25,520
=====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES

     Stock issued for costs and expenses                            $            -    $           -    $       1,666
=====================================================================================================================


   The accompanying notes are an integral part of these financial statements.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
================================================================================


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

         The accompanying unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The financial statements conform to the presentation in the Company's Annual Report on Form 10KSB filed with the Securities and Exchange Commission for the year ended March 31, 2005. These financial statements should be read in conjunction with the Company's Annual Report on Form 10KSB.

         The results of operations for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.


2.       BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $129,481 through September 30, 2005. As of September 30, 2005, the Company has not commenced principal operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing and engaging in an acquisition which will enable the Company to continue in existence and establish itself as a going concern.


3.       NOTE PAYABLE - RELATED

         In December 2003, the Company received a loan of $25,000 from its principal shareholder due December 2005 with interest at 3.5% per annum. In May 2004, the Company received another $3,628 (Cdn$5,000) from the same shareholder. This amount is due no later than May 28, 2006 with interest at 3.5% per annum. In May 2005, the Company received another $2,999 (Cdn$4,000) from the same shareholder. This amount is due no later than May 15, 2007 with interest at 3.5% per annum. On August 19, 2005, the Company received $1,000 and on August 24, 2005 the Company received $50,000 from the same shareholder. These loans are due August 18, 2007 and August 23, 2007 respectively with interest at 3.5% per annum. Total interest of $1,987 has been accrued to September 30, 2005.

BRAVO RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
================================================================================


4.       NOTE PAYABLE

         In December 2003, a company committed to loan $25,000 to the Company at an interest rate of 10% per annum until December 15, 2005. During the year ended March 31, 2005, the Company received $15,500 as a loan from the company. During the six month period ended September 30, 2005, the Company received another $16,365 from the same company with the same terms as the first loan. This loan is due no later than June 22, 2007 and bears interest at a rate of 10% per annum. This loan is secured by 500,000 shares of the Company's common stock. Interest of $1,563 has been accrued to September 30, 2005.


5.       LETTERS OF INTENT AND SHARE EXCHANGE AGREEMENTS

         1) On March 22, 2005, the Company signed a letter of intent with Point Break Productions, Inc. ("Point Break") (formerly SPI Entertainment LLC) under which the parties agreed to discussions relating to a share exchange. After extensive discussions, the Company executed a share exchange agreement dated May 23, 2005, through which it agreed to acquire all of the issued and outstanding shares of Point Break in exchange for 24,000,000 shares of the Company's common stock. Point Break was to produce and distribute the series "The Strip Poker Invitational," hosted by Carmen Electra and produced by Michael Berk.

               The share exchange agreement contemplated that the Company raise funds necessary for the production of the series. The 24,000,000 shares to be issued to the shareholders of Point Break upon closing were to be placed in escrow and released to them upon completion of the series. If the funds were not raised or the series was not completed by November 30, 2005, the shares were to be returned to the Company for cancellation. The share exchange agreement was duly executed by the parties, however, Point Break refused to close the transaction. It is the Company's belief that Point Break is in breach of the share exchange agreement. At this time the Company has not pursued its legal remedies arising under the share exchange agreement.

2) On August 11, 2005, the Company signed a letter of intent with Woize Ltd. ("Woize"), a United Kingdom company. On September 15, 2005 the parties extended the term of the letter of intent through September 30, 2005. The parties continued to negotiate the terms of the share exchange after September 30, 2005 and on November 1, 2005, the parties executed a share exchange agreement as described in the Subsequent Events section below.


6.       SUBSEQUENT EVENTS

         After extensive discussions, on November 1, 2005, the Company executed a share exchange agreement whereby the Company is acquiring 100% of the issued and outstanding shares of Woize. The principals of Woize are Anders Halldin ("Halldin"), and Anders Forsberg ("Forsberg"). St James's Square Nominees Limited, a private limited company registered in England, ("St James's") holds ownership of the Woize shares as nominee of Halldin and Forsberg. Thus, St James's is conveying the Woize shares to the Company. At closing St James's is to receive from the Company the following: (i) an aggregate of 27,000,000 shares of the Company's common stock at the Closing; (ii) US$500,000 in immediately available funds; and (iii) a non-interest bearing promissory note made out in the amount of US$1,500,000 in favor of St James's, payable two years from the date of closing. A share certificate for 13,500,000 of the shares will be delivered to St James's at the closing. Additional share certificates in the name of St James's will be delivered into escrow for the remaining

         13,500,000 shares. There will be an escrow agreement between the parties that provides benchmarks for when the shares will be released to St James's during the two-year period following closing. Otherwise, the escrow shares will be released automatically upon expiration of two years from closing. Additionally, the Company has received a commitment from three private placement investors, unrelated to Woize or its affiliates, to purchase $2,500,000 of the Company's common stock, contingent upon closing of the Woize share exchange. Closing of the Woize share exchange is scheduled to occur no later than November 22, 2005, subject to satisfaction of closing conditions.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our business plan originally was to proceed with the exploration of the Spark Mineral Claim Group to determine whether there was any potential for diamonds located on the property comprising the mineral claims. We have decided to postpone the work program until yearend 2005. In the meantime, our focus is on acquiring additional properties and engaging in an acquisition. Our lack of cash at the present time has kept us from conducting any exploration work on our original properties. We had commenced the process of registering Ben Kirk's shares for resale and were uncertain of our ability to also fund exploration work on the properties.

         We have obtained financing from Ben Kirk, formerly our principal shareholder. In addition to a loan of $25,000 in December 2003, Mr. Kirk advanced Cdn$5,000 to us in May 2004; $2,999 in May 2005; $1,000 on August 19, 2005; and $50,000 on August 24, 2005.

         We have also obtained a commitment from Wellington Financial Corporation to loan us up to $25,000 at 10% per annum through December 15, 2005. Through September 30, 2005, Wellington Financial has loaned us a total of $31,865. That loan is secured by 500,000 shares of our common stock belonging to Ben Kirk.

         We anticipate that we will incur approximately $50,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements under the Securities Exchange Act of 1934 and in connection with the Woize acquisition. This amount, together with existing current liabilities as of September 30, 2005 of $44,221, totals approximately $94,221. We had cash at September 30, 2005 of $25,520.

         We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock for continued operations. We believe that debt financing will not be an alternative for us, as we would not have assets to secure any loans or any cashflow.

         Due our status as a company whose stock is traded on the OTC Bulletin Board, we have received inquiries from persons with businesses outside the mining industry that sought to combine with a traded company. We signed a share exchange agreement dated May 23, 2005 with Point Break Productions, Inc. through which were to acquire all of the issued and outstanding shares of that company. The share exchange agreement was duly executed by the parties, however, Point Break refused to close the transaction. It is the Company's belief that Point Break is in breach of the share exchange agreement. At the time of this report, the Company has not pursued its legal remedies arising under the share exchange agreement and we believe it is unlikely that the Point Break share exchange agreement will close.

         On August 11, 2005, the Company signed a letter of intent with Woize Ltd. ("Woize"), a United Kingdom company. On September 15, 2005 the parties extended the term of the letter of intent through September 30, 2005. Woize is a digital telephony service via the Internet with a user-friendly Windows or PocketPC application, Woize servers and gateways to ordinary telephone networks.

         After extensive discussions, on November 1, 2005, the Company executed a share exchange agreement whereby the Company is acquiring 100% of the issued and outstanding shares of Woize. The principals of Woize are Anders Halldin ("Halldin"), and Anders Forsberg ("Forsberg"). St James's Square Nominees Limited, a private limited company registered in England, ("St James's") holds ownership of the Woize shares as nominee of Halldin and Forsberg. Thus, St James's is conveying the Woize shares to the Company. At closing St James's is to receive from the Company the following: (i) an aggregate of 27,000,000 shares of the Company's common stock at the Closing; (ii) US$500,000 in immediately available funds; and (iii) a non-interest bearing promissory note made out in the amount of US$1,500,000 in favor of St James's, payable two years from the date of closing. A share certificate for 13,500,000 of the shares will be delivered to St James's at the closing. Additional share certificates in the name of St James's will be delivered into escrow for the remaining 13,500,000 shares. There will be an escrow agreement between the parties that provides benchmarks for when the shares will be released to St James's during the two-year period following closing. Otherwise, the escrow shares will be released automatically upon expiration of two years from closing. Additionally, the Company has received a commitment from three private placement investors, unrelated to Woize or its affiliates, to purchase $2,500,000 of the Company's common stock, contingent upon closing of the Woize share exchange. Closing of the Woize share exchange is scheduled to occur no later than November 22, 2005, subject to satisfaction of closing conditions.

RESULTS OF OPERATIONS

         We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties or until we complete an acquisition. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties or that we will close an acquisition.

         For the three months ended September 30, 2005, we incurred a net loss of $38,634, as compared to a net loss of $10,163 for the three months ended September 30, 2004. Most of our expenses were related to general and administrative expenses incurred in connection with compliance with SEC reporting requirements and negotiation of the Woize acquisition.

         Our accumulated deficit through September 30, 2005 was $129,481.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $25,520 and a working capital deficit of $18,701 as of September 30, 2005, as compared to cash of $4,781 and a working capital deficit of $27,962 as of June 30, 2005. The decrease in the working capital deficit is due to loans made to us by Ben Kirk, which provided us with cash and enabled us to reduce some of our current liabilities.

         For the six months ended September 30, 2005, we used cash of $45,358 for operating activities. Cash of $70,364 was provided by loans from Ben Kirk and Wellington Financial. In comparison, we used cash of $15,053 for operating activities during the six months ended September 30, 2004.

GOING CONCERN

         The report of our independent auditors on the financial statements as of March 31, 2005 and for the year then ended, included an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses since inception and have not yet commenced principal operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding to engage in further exploration of our mineral claims, commence principal operations or engage in an acquistion. Even if we were able to commence principal operations, there is no assurance that such operations would be profitable.


ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the sole officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the fiscal quarter ended September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

------------------------------------------------------------------------------------------------------------------
   REGULATION                                                                                         SEQUENTIAL
   S-B NUMBER       EXHIBIT                                                                           PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
       2.1          Share Exchange Agreement by and between the Company and Point Break                  N/A
                    Productions, Inc. dated as of May 23, 2005 (1)<F1>
------------------------------------------------------------------------------------------------------------------
       2.2          Share Exchange Agreement by and among the Company, Woize Ltd., St James's            N/A
                    Square Nominees Limited, Anders Halldin and Anders Forsberg dated as of
                    November 1, 2005 (5)<F5>
------------------------------------------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended (2)<F2>                                        N/A
------------------------------------------------------------------------------------------------------------------
       3.2          Certificate of Change Pursuant to NRS 78.209 (3)<F3>                                 N/A
------------------------------------------------------------------------------------------------------------------
       3.3          Bylaws (2)<F2>                                                                       N/A
------------------------------------------------------------------------------------------------------------------
       10.1         Agreement between Kenneth Cabianca and Bravo Resources Ltd. dated December           N/A
                    20, 2002 (2)<F2>
------------------------------------------------------------------------------------------------------------------
       10.2         Loan commitment letter from Ben Kirk dated December 15, 2003 (2)<F2>                 N/A
------------------------------------------------------------------------------------------------------------------
       10.3         Letter from Andre M. Pauwels dated August 15, 2003 (2)<F2>                           N/A
------------------------------------------------------------------------------------------------------------------
       10.4         Loan commitment letter from Wellington  Financial  Corporation dated December        N/A
                    15, 2003 (2)<F2>
------------------------------------------------------------------------------------------------------------------
       10.5         Promissory note to Ben Kirk dated December 18, 2003 (4)<F4>                          N/A
------------------------------------------------------------------------------------------------------------------
       10.6         Promissory note to Ben Kirk dated August 19, 2005                                     14
------------------------------------------------------------------------------------------------------------------
       10.7         Promissory note to Ben Kirk dated August 24, 2005                                     15
------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------
   REGULATION                                                                                         SEQUENTIAL
   S-B NUMBER       EXHIBIT                                                                           PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
       10.8         Form of Promissory note to St James's undated (5)<F5>                                N/A
------------------------------------------------------------------------------------------------------------------
       10.9         Form of Escrow Agreement with St James's undated (5)<F5>                             N/A
------------------------------------------------------------------------------------------------------------------
       31.1         Rule 15d-14(a) Certification                                                          16
------------------------------------------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to               17
                    Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------
-------------------

(1)<F1> Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended March 31, 2005, file number 333-106144.

(2)<F2> Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-1, file number 333-106144.

(3)<F3> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 18, 2005, file number 333-106144.

(4)<F4> Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2003, file number 333-106144.

(5)<F5> Incorporated by reference to the exhibits to the registrant's Form 8-K filing of November 4, 2005, file number 333-106144.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRAVO RESOURCES LTD.
                                  (Registrant)


Date:   November 14, 2005         By: /s/ DANIEL SAVINO
                                     -------------------------------------------
                                     Daniel Savino, President
                                     (Principal financial officer)