Form 10QSB
period 2005-12-31
WOIZE INTERNATIONAL LTD.
filed 2006-02-21
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005
              ---------------------------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-106144

                            Woize International Ltd.
                 (Name of small business issuer in its charter)

            Nevada                                      99-039022
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                   1 Kingsway, London WCB 6FX, United Kingdom
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               44 (1) 20 71016560
                              --------------------
                         (Registrant's telephone number)

                              Bravo Resources Ltd.
      #271-8623 Granville St. Vancouver, British Columbia, V6P 5AC, Canada (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                 |X| Yes |_| No

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act:

                                 | | Yes |X| No

As of February 17, 2006, there are 47,370,280 shares of common stock par value $.001 issued and outstanding and no shares of preferred stock issued and outstanding.

                            WOIZE INTERNATIONAL LTD.

                              Index to Form 10-QSB



PART 1 -- FINANCIAL INFORMATION                                                                      Page
------------------------------------------------------------------------------------------------- ---------
           Interim   Consolidated   Balance   Sheet  as  of  December  31,  2005
           (unaudited)                                                                                1
           Interim  Consolidated  Statements  of  Loss  and  Comprehensive  Loss
           (unaudited) Nine months ended December 31, 2005 and 2004                                   2
           Interim  Consolidated  Statement of Stockholders'  Equity (unaudited)
           Nine Months ended December 31, 2005                                                        3
           Interim  Consolidated  Statements  of Cash Flow  (unaudited)  Nine
           months ended December 31, 2005 and 2004                                                    4

           Notes to Interim Consolidated Financial Statements (unaudited)                             5

Item 2.    Management's Discussion and Analysis or  Plan of Operations                                9

Item 3.    Controls and Procedures                                                                   15

           PART II - OTHER INFORMATION
------------------------------------------------------------------------------------------------- ---------

Item 1.    Legal Proceedings                                                                         16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                               16

Item 3.    Default Upon Senior Securities                                                            16

Item 4.    Submission of Matters to a Vote of Security Holders                                       16

Item 5     Other Information                                                                         16

Item 6.    Exhibits                                                                                  16

           Signatures                                                                                17

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash                                                        $     1,039,989
    Amounts receivable                                                   23,169
                                                                ----------------

TOTAL CURRENT ASSETS                                                  1,063,158

DUE FROM WOIZE SCANDINAVIA AB (Note 3)                                  357,013

EQUIPMENT (Note 4)                                                       18,208

INTANGIBLE ASSETS (Note 5)                                              112,123
                                                                ----------------


TOTAL ASSETS                                                    $     1,550,502
                                                                ================

LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                    $       626,118
    Deferred revenue                                                    214,862
                                                                ----------------

TOTAL CURRENT LIABILITIES                                               840,980

NOTE PAYABLE TO RELATED PARTIES (Note 6)                              1,500,000
                                                                ----------------

TOTAL LIABILITIES                                                     2,340,980
                                                                ----------------

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock - $ 0.01 par value, authorized -
  1,000,000 shares, issued -
       none                                                                   -

Common stock - $ 0.001 par value, authorized -
  150,000,000 shares, issued -
       47,370,280 (Note 7)                                               47,370

Capital in excess of par value                                           41,754

Deficit accumulated during the development stage                       (888,511)

Accumulated other comprehensive income                                    8,909
                                                                ----------------

TOTAL STOCKHOLDERS' EQUITY                                             (790,478)
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     1,550,502
                                                                ================


The  accompanying  notes  are an  integral  part of these  interim  consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Nine months ended December 31, 2005 and 2004
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                  2005                  2004
                                                                             ----------------     -----------------
REVENUE                                                                      $       164,931      $              -

COST OF SALES                                                                        138,378                     -
                                                                             ----------------     -----------------

GROSS PROFIT                                                                          26,553                     -
                                                                             ----------------     -----------------

EXPENSES
    Acquisition costs                                                                163,006                     -
    General and administrative                                                       292,687                     -
    Product development costs                                                        459,371                     -
                                                                             ----------------     -----------------

                                                                                     915,064                     -
                                                                             ----------------     -----------------

NET INCOME (LOSS) BEFORE OTHER COMPREHENSIVE INCOME                                 (888,511)                    -

OTHER COMPREHENSIVE INCOME
    Foreign exchange gain                                                              8,909                     -
                                                                             ----------------     -----------------

COMPREHENSIVE INCOME (LOSS)                                                  $      (879,602)     $              -
                                                                             ================     =================

EARNINGS (LOSS) PER SHARE, basic and diluted                                 $         (0.03)     $              -
                                                                             ================     =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                          28,629,622            27,000,000
                                                                             ================     =================


The  accompanying  notes  are an  integral  part of these  interim  consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months ended December 31, 2005
(Unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                                                      Deficit        Accumulated
                                                                                    accumulated         other
                                        Common stock              Capital in        during the      comprehensive
                              -------------------------------      excess of        development        income
                                  Shares            Amount         par value          stage            (loss)
                              --------------    -------------   --------------    --------------   ---------------
Balance, November 22, 2001
   (inception)                            -     $          -    $           -     $           -    $            -
   Sale of common stock at
       $ 2.00 per share                   2                4                -                 -                 -
                              --------------    -------------   --------------    --------------   ---------------

Balance, March 31, 2002,
   2003, 2004 and 2005                    2                4                -                 -                 -

   Recapitalization of
       stockholders' equity
       on reverse acquisition
       (see Notes 1 and 7)       46,088,230           46,084       (2,144,458)                -                 -

   Sale of common stock at
       $ 1.95 per share (net
       of share issuance
       costs of $ 312,499)        1,282,048            1,282        2,186,212                 -                 -

   Net loss for the period                -                -                -          (888,511)                -

   Other comprehensive income
       Foreign currency
           translation                    -                -                -                 -             8,909
                              --------------    -------------   --------------    --------------   ---------------

Balance, December 31, 2005       47,370,280     $     47,370    $      41,754     $    (888,511)   $        8,909
                              ==============    =============   ==============    ==============   ===============


The  accompanying  notes  are an  integral  part of these  interim  consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
Nine months ended December 31, 2005 and 2004
(Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                    2005                 2004
                                                                             ----------------     -----------------
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
    Net income (loss) for the period                                         $      (888,511)     $              -
    Adjustments to reconcile net cash provided by
    operating activities
       Amortization of intangible assets                                               4,875                     -
       Depreciation of equipment                                                         521                     -
       Decrease (increase) in
          Amounts receivable                                                         (23,169)                    -
          Advance to Woize Scandinavia AB                                           (357,013)                    -
       Increase (decrease) in
          Accounts payable and accrued liabilities                                   626,118                     -
          Deferred revenue                                                           214,862                     -
                                                                             ----------------     -----------------

                                                                                    (422,317)                    -
                                                                             ----------------     -----------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of equipment                                                            (18,729)                    -
    Purchase of intangible assets                                                   (116,998)                    -
                                                                             ----------------     -----------------
                                                                                    (135,727)                    -
                                                                             ----------------     -----------------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                               2,499,993                     -
    Share issue costs paid                                                          (312,499)                    -
    Cash received upon acquisition                                                     8,506                     -
    Cash paid to effect the acquisition                                             (500,000)                    -
    Repayment of related party notes                                                (118,042)                    -
                                                                             ----------------     -----------------
                                                                                   1,577,958                     -
                                                                             ----------------     -----------------

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES                                           20,075                     -
                                                                             ----------------     -----------------

INCREASE IN CASH DURING THE PERIOD                                                 1,039,989                     -

CASH, beginning of period                                                                  -                     -
                                                                             ----------------     -----------------

CASH, end of period                                                          $     1,039,989      $              -
                                                                             ================     =================


    The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------

1.   ORGANIZATION

     Woize International Ltd. (the "Company") was incorporated under the laws of the State of Nevada, United States of America, on November 19, 2002. On December 30, 2005, the Company changed its name from Bravo Resources Ltd. to Woize International, Ltd.

     Until December 9, 2005, the Company was considered a development stage company as defined by Statement of Financial Accounting Standard No. 7 ("SFAS 7") and was a mining company in the development stage. The Company's principal activity from inception to December 9, 2005 was the acquisition of undeveloped mineral interests in the Province of Quebec, Canada. As discussed below, on December 9, 2005, the Company became a development stage company involved in the business of digital communication services including but not limited to Voice over Internet Protocol (VoIP) telephony.

     On November 1, 2005, the Company entered into a letter of intent with Woize Ltd., a United Kingdom corporation, St. James's Square Nominees Limited, a private corporation registered in the United Kingdom, Anders Halldin and Anders Forsberg for the acquisition by the Company of all the issued and outstanding common stock of Woize Ltd. to be governed by a Share Exchange Agreement.

     Effective on December 9, 2005 the Company completed the acquisition of all the issued and outstanding shares of Woize Ltd. Under the terms of the Securities Exchange Agreement the shareholders of Woize Ltd. received
     27,000,000 shares of common stock, a note payable of $1,500,000 and $ 500,000 in exchange for all of Woize Ltd.'s issued common shares.

     As a result of this transaction, Woize Ltd. became a wholly-owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Woize Ltd. acquiring control of the Company, for financial reporting purposes the share exchange is accounted for as an additional capitalization of the Company (a reverse acquisition with Woize Ltd. as the accounting acquirer). Woize Ltd. was deemed to be the purchaser and parent corporation for financial reporting purposes. Accordingly, the net assets of Woize Ltd. are included in the consolidated balance sheet at their historical book value.

     The net liabilities of the Company were recorded at their historical cost basis, which approximates fair value as follows:

                    Cash                           $        8,506
                    Notes payable                        (118,042)
                                                   --------------
                                                   $     (109,536)


     The accompanying unaudited interim consolidated financial statements included herein were prepared from the accounting records of the Company in accordance with United States generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. These interim financial statements should be read in conjunction with the Company's report on Form 8-K dated December 15, 2005.

     The results of operations for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Revenue recognition
     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price to the customer is fixed or determinable and when collectability is reasonably assured. Amounts received for revenue to be earned in future periods are deferred until all criteria for revenue recognition are satisfied.

     Translation of foreign currencies
     The Company's foreign operations, conducted through its subsidiary, are of an integrated nature and, accordingly, the temporal method of foreign currency translation is used for conversion of foreign-denominated amounts into U.S. dollars. The subsidiary's functional currency is the UK pound. Monetary assets and liabilities are translated into U.S. dollars at the rate prevailing at the balance sheet date. Other assets and liabilities are translated into U.S. dollars at the rates prevailing on the transaction dates. Revenues and expenses arising in foreign currencies are translated into U.S. dollars at the average rate for the period. Exchange gains and losses are recorded as a component of other comprehensive income.

     Equipment
     Equipment is carried at cost less accumulated deprecation. Depreciation is provided using the straight-line method over 3 years.

     Intangible assets
     Intangible assets represent intellectual property rights relating to software developed by third party suppliers and are initially recorded at cost. Amortization is provided over the estimated useful lives of the intangible assets as determined by management using the straight-line method over 20 years.

     Impairment of long-lived assets
     Long-lived assets are assessed for impairment when events and circumstances warrant. The carrying value of a long-lived asset is impaired when the carrying amount exceeds the estimated undiscounted net cash flow from use and fair value. In that event, the amount by which the carrying value of an impaired long-lived asset exceeds its fair value is charged to earnings.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Earnings (loss) per share
     Earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the treasury stock method, which assumes proceeds from the exercise of warrants would be used to purchase common stock at the average market price for the year. Diluted earnings (loss) per share has not been presented separately as the effect of common shares issuable on exercise of warrants would be anti-dilutive.

     Income taxes
     Income taxes are recorded using the liability method. Under this method, current income taxes are recognized for the estimated income taxes payable for the year. Deferred income tax assets and liabilities are recognized for the estimated income tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are recognized using enacted income tax rates. Deferred income tax assets are recognized with respect to deductible temporary differences and loss carryforwards only to the extent their realization is considered more likely than not.

     Concentrations of credit risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, amounts receivable and amounts due from Woize Scandinavia AB. The Company evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality.

     Fair value
     The carrying amount reported in the balance sheet for cash, amounts receivable, accounts payable and accrued liabilities and deferred revenue approximate fair value due to the short term of maturity of those financial instruments. The fair value of the amount due from Woize Scandinavia AB and due to related parties are not readily available.

3.   DUE FROM WOIZE SCANDINAVIA AB

     Woize Scandinavia AB was a related party until December 9, 2005. The amount due from Woize Scandinavia AB, (pound)207,747, has no fixed terms of repayment. During 2005 the Company also incurred $ 29,441 ((pound) 16,395) for management services provided by Woize Scandinavia AB, and $145,400 ((pound) 84,608) payable to Woize Scandinavia AB is included in accounts payable and accrued liabilities at December 31, 2005.

4.   EQUIPMENT

                                                                   2005
                                                             ---------------

       Computer equipment - at cost                          $        18,729
       Less:  Accumulated depreciation                                   521
                                                             ---------------

                                                             $        18,208
                                                             ===============

Woize International Ltd.
(formerly Bravo Resources Ltd.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------


5. INTANGIBLE ASSETS                                               2005
                                                             ---------------

       Cost                                                  $       116,998
       Less:  Accumulated amortization                                 4,875
                                                             ---------------

                                                             $       112,123
                                                             ===============

6.   NOTE PAYABLE TO RELATED PARTIES

     The amounts due to related parties do not bear interest, are unsecured and are repayable in December 2007.

7.   STOCKHOLDERS' EQUITY

     Common stock

     All shares issued and per share amounts in the accompanying financial statements have been adjusted to give effect to the reverse acquisition discussed in Note 1. Effective on December 9, 2005, the Company's common stock was recapitalized as follows:

                                                     Shares            Amount

     Original Bravo Resources Ltd. stockholders    19,088,230     $      21,209
     Shares issued to effect reverse acquisition   27,000,000        (2,119,583)
                                                   ----------     -------------

     Total                                         46,088,230     $  (2,098,374)
                                                   ==========     =============

     Stock purchase warrants

     At December 31, 2005 the Company had 641,024 stock purchase warrants outstanding, which are exercisable at $ 2.40 per share and expire in December 2007.

8.   SEGMENT INFORMATION

     All of the Company's operations are in the United Kingdom. At December 31, 2005, identifiable assets of the Company are as follows:

     United Kingdom                                          $     1,545,248
     Canada                                                            5,254
                                                             ---------------

                                                             $     1,550,502
                                                             ===============

9.   CONTINGENCIES

     On November 25, 2004 the Company was notified of a potential claim of copyright infringement which was rebutted by letter on November 30, 2004. There has been no further substantive correspondence in relation to this matter since December 15, 2004.

     The Company is responsible for the payment of stamp duty in the United Kingdom in connection with the reverse acquisition of Woize Ltd. The amount payable is contingent upon determination of the value, for stamp duty purposes, of the considerable issued by the Company in exchange for Woize Ltd. The stamp duty of 0.5% will become payable once the valuation has been determined and the appropriate filings have been submitted to the United Kingdom's taxation authority. The stamp duty paid will be subject to audit by the taxation authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview
On December 9, 2005, our predecessor Bravo Resources Ltd. acquired all of the issued and outstanding capital stock of Woize Ltd., a United Kingdom company, ("Woize") in exchange for 27,000,000 million shares of the Company's common stock in a reverse acquisition transaction. Since all of the Company's operations are now conducted through the Company's wholly owned subsidiary, Woize, Ltd., the Company has changed its name to Woize International Ltd., effective as of December 9, 2005. As of December 9, 2005, the Company had six employees, all of which were full-time.

Woize Ltd. was incorporated on November 22, 2001 under the Companies Act 1985, United Kingdom, under the name Netx.Com Limited and changed its name to Woize Ltd. on March 9, 2004. Woize has developed and operates a digital communication service including but not limited to VoIP telephony for PC to PC and PC to phone communications using the Woize(TM) client application for PC, PDA or Smartphone. Woize Ltd. was dormant until December 2004. On December 9, 2005, Woize was acquired by Bravo Resources Ltd.

DIGITAL COMMUNICATION SERVICE

Woize provides digital communication services and especially telephony (VoIP) for individual users that want to benefit from lower calling costs. We offer a branding solution for partners who would like to provide their customers with advanced digital communication services, and they are available for any company seeking a fast and easy entrance into the market.

The Woize(TM) services are based on proprietary software as well as support for the de facto SIP standard. Users can download the Woize(TM) application to a PC, PDA or Smartphone and make or receive phone calls over the Internet to other Woize(TM) users peer to peer for free using a headset or USB phone for the PC or a mobile phone and an Internet connection. By signing up for a pre paid account and thereby receiving an ordinary telephone number for free the user can make and receive phone calls to regular phones world wide at very low rates billed per second. The Woize(TM) Windows application also provide the users with other various services including but not limited to instant messaging, multi chat, VoiceMail, callerID, call forwarding, SMS. The software can be downloaded for free at www.woize.com.

Woize Ltd. developed much of its digital communication software using development and consultancy resources through consultancy agreements with Algitech Consulting AB and Woize Scandinavia AB, all information technology consulting firms located in Sweden. All intellectual property rights arising through these consultancy agreements are the sole property of Woize Ltd. Previous consultancy agreements with Double A Business Innovation AB and IcemanMedia AB were terminated as of December 9, 2005.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash of $ 1,039,989 as of December 31, 2005 compared to $25,520 as of September 30, 2005.

Net cash used in operating activities for the nine months ended December 31, 2005, was $ 422,317. For the nine months ended December 31, 2005, we had a net loss of $ (888,511), amortization of intangible assets of $ 4,875 and depreciation of equipment of $ 521. The increase in amounts receivable was $23,169 and the increase in advance to Woize Scandinavia AB was $ 357,013. The increase in accounts payable and accrued liabilities and deferred was $ 626,118 and $ 214,862, respectively.

For the nine months ended December 31, 2005, cash flow used in investing activities was $ 135,727.

During the nine months ended December 31, 2005, the Company received proceeds from financing activities of $ 2,499,993. Share issue costs paid were $ 312,499, cash paid to effect the acquisition was $ 500,000 and repayment of related party notes was $ 118,042. The net proceeds from all financing activities was $ 1,577,958.


CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Estimates of the useful lives of equipment and intangible assets Equipment is carried at cost less accumulated depreciation using the straight-line method over 3 years. Intangible assets represent intellectual property rights relating to software developed by internal and third party suppliers and are initially recorded at cost. Amortization is provided over the estimated useful lives of the intangible assets as determined by management using the straight-line method over 20 years.

Concentrations of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, amounts receivable and amounts due from Woize Scandinavia AB. The Company evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality.

Fair value
The carrying amount reported in the balance sheet for cash, amounts receivable, accounts payable and accrued liabilities and deferred revenue approximate fair value due to the short term of maturity of those financial instruments. The fair value of the amount due from Woize Scandinavia AB and due to related parties are not readily available.


RESULTS OF OPERATIONS
---------------------

The Company is still a development stage company with limited revenues and substantial development costs.

During the nine months ended December 31 2005, the revenue was $ 164,931 with a gross profit of $26,553. We anticipate that we will not earn substantial revenues until we have reached a commercial production of our services and solutions.

For the nine months ended December 31 2005 we incurred a comprehensive loss of $ (879,602). Most of our expenses were related to the development of the Woize solutions, which had total costs of $ 459,371 and general and administrative costs of $ 292,687. Acquisition costs were $ 163,006.

Our accumulated deficit through December 31, 2005 was $ 888,511


PLAN OF OPERATIONS
------------------

The Company's primary strategy is to increase its customer base by providing the WoizeTM services to branding partners, direct retail channels and directory lookup service providers in the digital telephony/communications industry. Management has identified four areas of focus to support this strategy:

a. Continuing its commitment to research and development leading to new product innovations focusing on mobile applications;

b. Depending on our branding partners roll out plans for various countries, we need to establish local interconnects and operational environments;

c. Continuing to enhance low cost service capabilities; and

d. Expanding sales and marketing efforts.


The current WoizeTM service value proposition

We offer the WoizeTM service based upon NO initial fee for assigning and maintaining a valid telephone number over a term of six months! Rates per minute are competitive with the lowest you can find today and with a great quality of service! We have chosen around 20 international destinations and made a Woize global uni-rate - as low as possible so WoizeTM customers will love it!

The WoizeTM Digital communication services currently include the following major value propositions:

     -    Digital Telephony
     -    Digital Text
     -    Digital Transfer

WoizeTM Digital Telephony value proposition for the end user includes the following features:

     o PC-2-PC Digital Telephony over Internet between Woize users or SIP users free of charge
     o    FREE valid telephone number for outbound and inbound calls
     o    A complementary FREE SIP-account o FREE VoiceMail
     o call forwarding (you can define a number that your Woize number will be forwarded to if you are not logged in or unable to take the call)
     o    billing per second
     o pre paid account refill with various electronic payment methods along with pre paid top-up vouchers
     o real time account management(left on users account and current call cost, transaction logging)
     o contact list and phone book for easy and simple dialing o phone logging (missed, outgoing and incoming call

     Digital Text
     o    instant messaging(IM)
     o    multi chat capability
     o    outbound SMS

     Digital Transfer
     o    file transfer feature


The WoizeTM over all system values are:

     o    The  WoizeTM  system  is  designed  for   customization   and  partner
          affiliation supporting our branding concept
     o    Low cost, great quality and many features
     o    Global solution with local focus ensures credibility
     o Woize partners receive affiliation benefits on all their customers traffic

     o    Digital Telephony with no Bill!
     o    Woize proprietary software without any major third party dependencies
     o    Own SIP-gateway ensures compatibility
     o VPN-network through major global player ensures good quality of service
     o    Own real time based customer and partner management system
     o    Own real time based pre paid billing system

The WoizeTM services are offered to partners on a wholesale basis enabling new or existing WEB based companies to offer a Digital Communication service to their customers through our solution. The wholesale value proposition is based upon an affiliation benefit model of a certain percentage of all traffic generated from the partner. We believe that this partner sales strategy will be a great method for fast customer growth.

The production of the WoizeTM services is depending on third parties providing Internet access, server hosting and interconnects to Carrier service providers. Woize Ltd. buys telephony traffic from ordinary carriers from time to time. Woize Ltd. owns or controls the telephony numbers used in the service.

The business is conducted through Woize Ltd and the Head office is in London. Woize Ltd. is also the sole owner of the IPR:s. Development is carried out through own employees as well as through allied partners in Sweden and Spain. Some minor developments are bought from third parties.

We believe that our growth potential is in the emerging markets in Europe and Asia. We believe that our branding business model will enable our market entry . We focus on wireless usage of our services in a combination with ordinary mobile phone services. Management of the Company believes, based upon the extended plan for implementation of the WoizeTM services on mobile terminals and new possible branding partners, that the Company needs expanded infrastructure. Also the Company needs additional working capital to support the extended plan and growth to the $1 million dollar revenue level for year 2006.

By the end of February 2006, the Company plans to release a new version of software with the following features:

a. Alternative protocol (ILBC or similar);

b. UK phone numbers;

c. Name presentation in the client software and

d. Gateway SIP functionality

By the end of May 2006, the Company plans to release a new version of software with at least the following features: a. RSS support integrated in the client software;

b. Pod casting support;

c. Extended traceability of phone calls;

d. Extended file transfers and

e. Multi chat

Maintaining the Company's service readiness requires an ongoing financial commitment for research and development, hardware capacity, ongoing service, marketing, office facilities. The Company proposes the following capital expenditures through 2008:


YEAR         DESCRIPTION                                          AMOUNT         TOTALS
----         ------------------------------------            -------------     -----------

2006         Software development                              $4,000,000
             Sales and Marketing                                2,000,000
             Operation, maintenance, support                    1,500,000
             Administration, facilities                           400,000
                    Total 2006                                                 $7,900,000

2007         Software development                              $4,000,000
             Sales and Marketing                                3,000,000
             Operation, maintenance, support                    2,500,000
             Administration, facilities                           600,000
                    Total 2007                                                $10,100,000


2008         Software development                              $4,000,000
             Sales and Marketing                                4,000,000
             Operation, maintenance, support                    4,000,000
             Administration, facilities                         1,000,000
                    Total 2008                                                $13,000,000

                                 TOTAL                                        $31,000,000


To provide the cash necessary to support this growth plan through 2008, the Company will require additional financing of $31 million. Of this amount, management presently intends to secure $20 million in equity with the balance in long-term financing.


RISK FACTORS

The market is growing for digital telephony services and consumers are adopting it at a high rate. The Company is one of only a few digital telephony companies that provide calling and instant messaging services to consumers. The Company differentiates itself from other competitors with its proprietary software solution and branding (reseller) services. However, the Company has identified risk factors that may have a material adverse impact on its operations as follows.

THE COMMUNICATIONS AND INFORMATION SERVICES INDUSTRIES ARE HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES AND A GREATER NUMBER OF EXISTING CUSTOMERS.

The communications and information services industries are highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than the Company. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of:

     o    the  recent  increased   consolidation   in  the  industry;   -further
          technological advances; and
     o    further deregulation and other regulatory initiatives.

If the Company is unable to compete successfully, its business could be materially adversely affected.

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS.

To be successful, digital communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

     o    potentially inadequate development of the necessary infrastructure;
     o    lack of acceptable security technologies;
     o lack of timely development and commercialization of performance improvements, and;
     o    unavailability of cost-effective, high-speed access to the Internet.

RAPID TECHNOLOGICAL CHANGES CAN LEAD TO FURTHER COMPETITION.
The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new products or technologies, as well as the further development of existing products and technologies may reduce the cost or increase the supply of certain services similar to those that the

Company provides. As a result, the Company's most significant competitors in the future may be new entrants to the communications and information services industries. Future success depends, in part, on the ability to anticipate and adapt in a timely manner to technological changes. Technological changes and the resulting competition could have a material adverse effect on the Company.

THE COMPANY'S DIGITAL TELEPHONY SERVICES HAVE ONLY BEEN SOLD FOR A LIMITED PERIOD AND THERE IS NO GUARANTEE THAT THESE SERVICES WILL GAIN BROAD MARKET ACCEPTANCE.

The Company has been selling its digital telephony services for a limited period of time. As a result, there are many difficulties that the Company may encounter, including regulatory hurdles and other problems that the Company may not anticipate. To date, the Company has not generated significant revenue from the sale of its digital telephony services, and there is no guarantee that the Company will be successful in generating significant digital telephony revenues.

THE COMPANY'S NEED TO OBTAIN ADDITIONAL CAPACITY FOR ITS SERVICES FROM OTHER PROVIDERS INCREASES ITS COSTS.

The Company continues to lease data storage capacity. Any failure by companies leasing capacity to the Company to provide timely service to the Company would adversely affect the Company's ability to serve its customers or increase the costs of doing so. These changes could increase or decrease the costs of providing the Company's services. The Company's business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services.

THE COMPANY MAY BE UNABLE TO HIRE AND RETAIN SUFFICIENT QUALIFIED PERSONNEL; THE LOSS OF ANY OF ITS KEY EXECUTIVE OFFICERS COULD ADVERSELY AFFECT THE COMPANY.

The Company believes that its future success will depend in part on its ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. The Company's business is managed by a small number of key executive officers, Anders Halldin, Anders Danker and Daniel Savino. The loss of any of these key executive officers could have a material adverse effect on the Company.

TERMINATION OF RELATIONSHIPS WITH KEY SUPPLIERS COULD CAUSE DELAY AND COSTS.

The Company is dependent on third-party suppliers for data storage, computers, and software that are integrated into the Company's network. Should any of these relationships be terminated or a supplier fail to provide reliable services or equipment and the Company fail to reach suitable alternative arrangements quickly, the Company could experience significant additional costs. In that event, the Company could be materially adversely affected.

THE  COMPANY  MAY  LOSE  CUSTOMERS  IF  IT  EXPERIENCES   SYSTEM  FAILURES  THAT
SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT IT PROVIDES.

The Company's operations depend on its ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in the Company's services and cause the Company to lose customers or make it more difficult to attract new ones.

FAILURE TO OBTAIN OR MAINTAIN PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, COULD NEGATIVELY IMPACT THE COMPANY'S ABILITY TO PROVIDE SERVICE TO ITS CUSTOMERS.

The Company holds trademarks and copyrights for the Woize name and its website. However, intellectual property and proprietary rights of others could prevent the Company from using necessary technology to provide digital telephony services. Technologies patented by others may be necessary for the Company to provide its services in the future. If necessary technology were held under patent by another person, the Company would have to negotiate a license for the use of that technology. The Company may not be able to negotiate such a license at a price that is acceptable. The existence of such patents, or the Company's inability to negotiate a license for any such technology on acceptable terms, could force the Company to cease using the technology and offering products and services incorporating the technology.

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involved known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.


ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2005, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

Changes in Internal Control
---------------------------

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended December 31, 2005.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS


31.1    Certification   of  Chief   Executive   Officer   required   under  Rule
        13a-14(a)/15d-14(a) under the Exchange Act.

31.2    Certification  of  Principal   Financial  Officer  required  under  Rule
        3a-14(a)/15d-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification  of  Principal  Financial  Officer  pursuant  to 18  U.S.C
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2006

                                 Woize International Ltd.

                                 /s/ Anders Halldin
                                 ------------------------
                                 Anders Halldin
                                 Chief Executive Officer

                                 /s/ Anders Dankers
                                 ------------------------
                                 Anders Dankers
                                 Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit   Description



31.1    Certification   of  Chief   Executive   Officer   required   under  Rule
        13a-14(a)/15d-14(a) under the Exchange Act.

31.2    Certification  of  Principal   Financial  Officer  required  under  Rule
        3a-14(a)/15d-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification  of  Principal  Financial  Officer  pursuant  to 18  U.S.C
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002