Form 10QSB/A
period 2005-12-31
WOIZE INTERNATIONAL LTD.
filed 2006-07-14
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                   1 Kingsway, London WCB 6FX, United Kingdom
               (Address of principal executive offices) (Zip Code)

                               44 (1) 20 71016560
                         (Registrant's telephone number)

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

| | Yes |X| No

As of June 22, 2006, there are 47,370,280 shares of common stock par value $.001 issued and outstanding and no shares of preferred stock issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended December 31, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on February 21, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This 10-QSB/A is being amended to reflect that, we have adopted the following policy regarding software development costs:

The Company capitalizes the cost of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of
Financial Accounting Standards ("SFAS") No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which is five (5) years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.

The Company is also updating this Form 10-QSB/A to include related party transactions for the specified periods indicated.

Other that as set forth above, we have not updated the information contained herein for events occurring subsequent to February 21, 2006, the filing date of the Original Form 10-QSB.


                            WOIZE INTERNATIONAL LTD.

                              Index to Form 10-QSB



PART 1 -- FINANCIAL INFORMATION                                                                    Page
------------------------------------------------------------------------------------------------- ---------

  Item 1.    Financial Statements:
             Interim  Consolidated Balance Sheet as of December 31, 2005
             (unaudited)                                                                             1
             Interim Consolidated Statements of Loss and Comprehensive Loss (unaudited)
             Three months and Nine months ended December 31, 2005 and 2004                           2
             Interim Consolidated  Statements of Stockholders' Equity (Deficit) (unaudited) Nine
             Months ended December 31, 2005 and Year Ended March 31, 2005                            3
             Interim  Consolidated  Statements of Cash Flows (unaudited) Nine months ended
             December 31, 2005 and 2004                                                              4

             Notes to Interim Consolidated Financial Statements (unaudited)                          5

  Item 2.    Management's Discussion and Analysis or  Plan of Operations                             10

  Item 3.    Controls and Procedures                                                                 16

           PART II - OTHER INFORMATION
------------------------------------------------------------------------------------------------- ---------
  Item 1.
             Legal Proceedings                                                                       17

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                             17

  Item 3.    Default Upon Senior Securities                                                          17

  Item 4.    Submission of Matters to a Vote of Security Holders                                     17

  Item 5     Other Information                                                                       17

  Item 6.    Exhibits                                                                                17

             Signatures                                                                              18


Woize International Ltd.
(formerly Bravo Resources Ltd.)
INTERIM CONSOLIDATED BALANCE SHEET
December 31, 2005
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
ASSETS


CURRENT ASSETS
    Cash                                                                                          $       1,039,989
    Accounts receivable                                                                                      23,169
                                                                                                       ------------

TOTAL CURRENT ASSETS                                                                                      1,063,158

DUE FROM WOIZE SCANDINAVIA AB (Note 3)                                                                      357,013

EQUIPMENT (Note 4)                                                                                           18,208

SOFTWARE DEVELOPMENT COSTS (Note 5)                                                                         450,992
                                                                                                       ------------


TOTAL ASSETS                                                                                      $       1,889,371
                                                                                                       ============

LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                      $         407,207
    Deferred revenue                                                                                        214,862
                                                                                                       ------------

TOTAL CURRENT LIABILITIES                                                                                   622,069

NOTE PAYABLE TO RELATED PARTIES (Note 6)                                                                  1,284,886
                                                                                                       ------------

TOTAL LIABILITIES                                                                                         1,906,955

CONTINGENCIES (Note 9)                                                                                            -

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $ 0.01 par value, authorized - 1,000,000 shares, issued -
       none                                                                                                       -

Common stock - $ 0.001 par value, authorized - 150,000,000 shares, issued and outstanding-
       47,370,280 (Note 7)                                                                                   47,370

Capital in excess of par value                                                                              263,034

Deficit accumulated during the development stage                                                           (327,063)

Accumulated other comprehensive income (loss)                                                                  (925)
                                                                                                       ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                        (17,584)
                                                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                              $       1,889,371
                                                                                                       ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Nine months ended December 31, 2005 and 2004
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                  2005                 2004
                                                                             ----------------     -----------------

REVENUE                                                                      $        164,931     $              -

COST OF SALES                                                                         138,378                    -
                                                                                  -----------          ------------

GROSS PROFIT                                                                           26,553                    -

EXPENSES
    Acquisition costs                                                                 163,006                    -
    Amortization of software development costs                                         23,736                    -
    General and administrative                                                        160,708                    -
                                                                                  -----------          ------------

                                                                                      347,450                    -

INTEREST EXPENSE                                                                        6,166                    -
                                                                                  -----------          ------------

NET LOSS BEFORE OTHER COMPREHENSIVE LOSS                                             (327,063)                   -

OTHER COMPREHENSIVE LOSS
    Foreign currency translation loss                                                    (925)                   -
                                                                                  -----------         ------------

COMPREHENSIVE LOSS                                                           $       (327,988)    $              -
                                                                                  ===========         ============

LOSS PER SHARE, basic and diluted                                            $          (0.01)    $              -
                                                                                  ===========         ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                           28,629,622           27,000,000
                                                                                  ===========         ============



NEED TO ADD COMPARABLE 3 MONTH PERIODS ENDED DEC. 31, 2005 & 2004

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months ended December 31, 2005 and year ended March 31, 2005
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                      Deficit       Accumulated
                                                                                     accumulated         other
                                                                    Capital in        during the   comprehensive
                                             Common stock           excess of       development         income
                               -------------------------------
                                    Shares          Amount          par value          stage            (loss)
                                  ----------       -----------       ----------       -----------      ------------

Balance, March 31, 2005 and 2004           2    $            4   $            -    $            -   $             -

   Recapitalization of
       stockholders' equity
       on reverse acquisition
       (see Notes 1 and 7)        46,088,230            46,084       (1,923,178)                -                 -

   Sale of common stock at
       $ 1.95 per share (net
       of share issuance
       costs of $ 312,499)         1,282,048             1,282        2,186,212                 -                 -

   Net loss for the period                 -                 -                -          (327,063)                -

   Other comprehensive income
       Foreign currency
           translation                     -                 -                -                 -              (925)
                                  ----------       -----------       ----------       -----------      ------------

Balance, December 31, 2005        47,370,280    $       47,370   $      263,034    $     (327,063)  $          (925)
                                  ==========       ===========       ==========       ===========      ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended December 31, 2005 and 2004
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                  2005                 2004
                                                                             ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                                  $        (327,063)   $               -
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Amortization of software development costs                                       23,736                    -
       Depreciation of equipment                                                           521                    -
       Imputed interest expense                                                          6,166                    -
       Changes in operating assets and liabilities:
          Accounts receivable                                                          (23,169)                   -
          Advance to Woize Scandinavia AB                                             (357,013)                   -
          Accounts payable and accrued liabilities                                     407,207                    -
          Deferred revenue                                                             214,862                    -
                                                                                  ------------         ------------

Cash used in operating activities                                                      (54,753)                   -

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                              (18,729)                   -
    Software development costs capitalized                                            (474,728)                   -
    Cash paid to effect the Bravo acquisition                                         (598,370)                   -
                                                                                  ------------         ------------

    Cash used in investing activities                                               (1,091,827)                   -

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                               2,187,494                    -

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES                                               (925)                   -
                                                                                  ------------         ------------

INCREASE IN CASH DURING THE PERIOD                                                   1,039,989                    -

CASH, beginning of period                                                                    -                    -
                                                                                  ------------         ------------

CASH, end of period                                                          $       1,039,989    $               -
                                                                                  ============         ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------

1.   ORGANIZATION

     Woize International Ltd. (the "Company") was incorporated under the laws of the State of Nevada, United States of America, on November 19, 2002. On December 30, 2005, the Company changed its name from Bravo Resources Ltd.

     Until December 9, 2005, the Company was considered a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 and was a mining company in the development stage. The Company's principal activity from inception to December 9, 2005 was the acquisition of undeveloped mineral interests in the Province of Quebec, Canada. As discussed below, on December 9, 2005, the Company became involved in the business of digital telephony based upon voice over internet protocol.

     On November 1, 2005, the Company entered into a letter of intent with Woize Ltd., a United Kingdom corporation, St. James's Square Nominees Limited, a private corporation registered in the United Kingdom, Anders Halldin and Anders Forsberg for the acquisition by the Company of all the issued and outstanding common stock of Woize Ltd. to be governed by a Share Exchange Agreement.

     Effective on December 9, 2005 the Company completed the acquisition of all the issued and outstanding shares of Woize Ltd. Under the terms of the Securities Exchange Agreement the shareholders of Woize Ltd. received
     27,000,000 shares of common stock, a note payable of $1,500,000 and $ 500,000 in cash in exchange for all of Woize Ltd.'s issued common shares. The note payable is due December 9, 2007 bearing 0% interest and hence interest of $221,280 has been imputed and will be amortized over the term of the note.

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

     Through September 30, 2005, the Company's operations were performed by Woize Scandanavia AB through a service agreement, which terminated on that date. On behalf of Woize Ltd., Woize Scandanavia AB managed the customer accounts and sales in GBP, USD, and EUR from December 1, 2004 through September 30, 2005. Through March 31, 2006, Woize Scandanavia AB is providing VoIP services via use of the Company's technology to customers in Sweden, and effective April 1, 2006, the Company will provide such services to the Swedish customers in accordance with the agreement with Woize Scandanavia AB.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------


1.   ORGANIZATION - continued

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

     Equipment
     Equipment is recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation of equipment is provided using the straight-line method over the estimated useful life of 3 years.

     Software development costs
     The Company capitalizes the cost of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which is five (5) years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.

     Impairment of long-lived assets
     The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------


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

     Income taxes
     Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable operations in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the consolidated statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

     Translation of foreign currencies
     The Company's functional currency is the British pound. dollar. All assets and liabilities in the balance sheet are translated at year-end or historical blended exchange rates. All revenues and expenses in the statement of operations are translated at average exchange rates for the year. Translation gains and losses are not included in determining net loss, but are shown in accumulated other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheet. Foreign currency transaction gains and losses are included in determining net loss and were not significant.

     Loss per share
     The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The impact of common stock warrants does not impact earnings per share as they are anti-dilutive, therefore basic and dilutive earnings per share are the same.

     Concentrations of credit risk
     Financial instruments which potential subject the Company to concentrations of credit risk consist of cash, accounts receivable and amounts due from Woize Scandinavia AB. The Company continually evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable, and no reserves are recorded for bad debts at December 31, 2005.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Fair value of financial instruments

     In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities and deferred revenue approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the amount due from Woize Scandinavia AB and due to related parties are not readily available. None of these instruments are held for trading purposes.


3.   DUE FROM WOIZE SCANDINAVIA AB

     Woize Scandinavia AB was a related party until December 9, 2005. The amount due from Woize Scandinavia AB, $357,013, has no fixed terms of repayment. During 2005, the Company also incurred $29,441 for management services provided by Woize Scandinavia AB, and $145,400 payable to Woize Scandinavia AB is included in accounts payable and accrued liabilities at December 31, 2005.


4.   EQUIPMENT 2005

       Computer equipment - at cost                        $         18,729
       Less:  Accumulated depreciation                                  521
                                                                   --------

                                                           $         18,208
                                                                   ========


5. SOFTWARE DEVELOPMENT COSTS 2005

       Cost                                                $        474,728
       Less:  Accumulated amortization                               23,736
                                                                   --------

                                                           $        450,992

     As of December 31, 2005, developed software future amortization expense for each calendar year ending December 31 is: $95,001 for 2006; $95,001 for 2007; $95,001 for 2008; $94,573 for 2009; $71,416 for 2010;


6.   NOTE PAYABLE TO RELATED PARTY

     The $1.5 million note payable to a related party entered into as part of the Bravo acquisition is unsecured, due December 2007, and bears 0% interest, and hence interest of $221,280 was imputed at a rate of 8% and will be amortized over the term of the note.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
--------------------------------------------------------------------------------

7.   STOCKHOLDERS' DEFICIT

     During the nine months ended December 31, 2005, the Company received proceeds from financing activities of $2,499,993 through a private placement of 1,282,048 "units" at a price of $1.95 per unit. Each unit consists of one share of common stock and one half (1/2) warrant; two such 1/2 warrants may be used to acquire one additional share of common stock at a price of $2.40 per share for a period of twenty-four months from December 9, 2005. The offering was made in reliance upon the provisions of Regulation S under the Securities Act of 1933. A fee of $312,499 was paid in connection with the offering.

8.   CONTINGENCIES

     The Company is responsible for the payment of stamp duty in the United Kingdom in connection with the reverse acquisition of Woize Ltd. The amount payable is contingent upon determination of the value, for stamp, duty purposes, of the consideration issued by the Company in exchange for Woize Ltd. The stamp duty of 0.5% will become payable once the valuation has been determined and the appropriate filings have been submitted to the United Kingdom's taxation authority. The stamp duty will be subject to audit by the taxation authorities. No amount has been recorded for this contingency as such amount is not estimatable.

     On November 25, 2004 the Company was notified of a potential claim of copyright infringement which was rebutted by letter on November 30, 2004. There has been no further substantive correspondence in relation to this matter since December 15, 2004.


9.   RELATED PARTY TRANSACTIONS

     Through December 9, 2005 we had a Consulting Agreement with DoubleA AB (Ltd.), pursuant to which we made payments in the aggregate amount of USD$92,321 (SEK 667,507). DoubleA AB (Ltd) is a software development company specializing in developing strategic technologies. The company is 100% owned by Mr. Anders Forsberg. Approximately 57% of our shares are held by St James's Square Nominee Limited for the benefit of Anders Halldin (our Chief Executive Officer) and Anders Forsberg.

     Through December 9, 2005 we had a Consulting Agreement with Iceman Media AB pursuant to which we made payments in the aggregate amount of USD$94,174 (SEK 680,888). Iceman Media AB specialized in advanced media and database solutions. Approximately 80% of the outstanding shares of Iceman Media AB
     (Ltd) are owned by the Linebrook Technologies SA. Linebrook Technologies is owned by Anders Forsberg and Anders Halldin, our Chief Executive Officer. Approximately 57% of our shares are held by St James's Square Nominee Limited for the benefit of Anders Halldin and Anders Forsberg.

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

The Woize(TM) services are based on proprietary software as well as support for the de facto SIP standard. Users can download the Woize(TM) application to a PC, PDA or Smartphone and make or receive phone calls over the Internet to other Woize(TM) users peer to peer for free using a headset or USB phone for the PC or a mobile phone and an Internet connection. By signing up for a pre paid account and thereby receiving an ordinary telephone number for free the user can make and receive phone calls to regular phones world wide at very low rates billed per second. The Woize(TM) Windows application also provide the users with other various services including but not limited to instant messaging, multi chat, VoiceMail, callerID, call forwarding, and SMS. The software can be downloaded for free at www.woize.com.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash of $ 1,039,989 as of December 31, 2005 compared to $25,520 as of September 30, 2005.

Net cash used in operating activities for the nine months ended December 31, 2005, was $ 54,753. For the nine months ended December 31, 2005, we had a net loss of $ 320,897, amortization of software development costs of $ 23,736 and depreciation of equipment of $ 521. The increase in accounts receivable was $23,169 and the increase in advance to Woize Scandinavia AB was $ 357,013. The increase in accounts payable and accrued liabilities and deferred revenue was $ 407,207 and $ 214,862, respectively.

For the nine months ended December 31, 2005, cash flows used in investing activities was $ 493,457, primarily related to capitalized software development costs.

During the nine months ended December 31, 2005, the Company received proceeds from the sale of common stock of $ 2,499,993. Share issue costs paid were $ 312,499, cash paid to effect the acquisition was $ 598,370. The net proceeds from all financing activities was $ 1,589,124.

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

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Estimates of the useful lives of equipment and software development costs Equipment is carried at cost less accumulated depreciation using the straight-line method over 3 years. Software development costs represent development and testing of software developed by internal and third party suppliers and are initially recorded at cost. Amortization is provided over the estimated useful lives of the software development costs as determined by management using the straight-line method over 5 years.

Concentrations of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, accounts receivable and amounts due from Woize Scandinavia AB. The Company evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality.

Fair value
The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximate fair value due to the short term of maturity of those financial instruments. The fair value of the amount due from Woize Scandinavia AB and due to related parties are not readily available.

RESULTS OF OPERATIONS
---------------------

During the nine months ended December 31, 2005, revenues totaled $ 164,931 with a gross profit of $26,553. We anticipate that we will not earn substantial revenues until we have reached a commercial production of our services and solutions.

For the nine months ended December 31, 2005, we incurred a comprehensive loss of $ (327,988). Most of our expenses were related to acquisition costs of $ 163,006 and general and administrative costs of $ 160,708.

Our accumulated deficit through December 31, 2005 was $ 327,063.

PLAN OF OPERATIONS

The Company's primary strategy is to increase its customer base by providing the Woize(TM) services to branding partners, direct retail channels and directory lookup service providers in the digital telephony/communications industry. Management has identified four areas of focus to support this strategy:

a. Continuing its commitment to research and development leading to new product innovations focusing on mobile applications;

b. Depending on our branding partners roll out plans for various countries, we need to establish local interconnects and operational environments;

c. Continuing to enhance low cost service capabilities; and

d. Expanding sales and marketing efforts.

The current Woize(TM) service value proposition

We offer the Woize(TM) service based upon NO initial fee for assigning and maintaining a valid telephone number over a term of six months. Rates per minute are competitive with the lowest you can find today and with a great quality of service. We have chosen around 20 international destinations and made a Woize global uni-rate - as low as possible so Woize(TM) customers will love it.

The Woize(TM) Digital communication services currently include the following major value propositions:

- Digital Telephony
- Digital Text
- Digital Transfer
Woize(TM) Digital Telephony value proposition for the end user includes the following features:

     o PC-2-PC Digital Telephony over Internet between Woize users or SIP users free of charge
     o    FREE valid telephone number for outbound and inbound calls
     o    A complementary FREE SIP-account
     o    FREE VoiceMail
     o call forwarding (you can define a number that your Woize number will be forwarded to if you are not logged in or unable to take the call)
     o    billing per second
     o prepaid account refill with various electronic payment methods along with prepaid top-up vouchers
     o real time account management (left on users account and current call cost, transaction logging)
     o    contact list and phone book for easy and simple dialing
     o    phone logging (missed, outgoing and incoming call)

     Digital Text

     o    instant messaging(IM)
     o    multi-chat capability
     o    outbound SMS

     Digital Transfer

     o    file transfer feature


The Woize(TM) overall system values are:

     o The Woize(TM) system is designed for customization and partner affiliation supporting our branding concept
     o    Low cost, great quality and many features

     o    Global solution with local focus ensures credibility
     o Woize partners receive affiliation benefits on all their customers traffic
     o    Digital Telephony with no Bill!
     o    Woize proprietary software without any major third party dependencies
     o    Own SIP-gateway ensures compatibility
     o VPN-network through major global player ensures good quality of service
     o    Own real time based customer and partner management system
     o    Own real time based prepaid billing system

The Woize(TM) services are offered to partners on a wholesale basis enabling new or existing WEB based companies to offer a Digital Communication service to their customers through our solution. The wholesale value proposition is based upon an affiliation benefit model of a certain percentage of all traffic generated from the partner. We believe that this partner sales strategy will be a great method for fast customer growth.

The production of the Woize(TM) services is depending on third parties providing Internet access, server hosting and interconnects to Carrier service providers. Woize Ltd. buys telephony traffic from ordinary carriers from time to time. Woize Ltd. owns or controls the telephony numbers used in the service.

The business is conducted through Woize Ltd and the Head office is in London. Woize Ltd. is also the sole owner of the IPR:s. Development is carried out through own employees as well as through allied partners in Sweden and Spain. Some minor developments are bought from third parties.

We believe that our growth potential is in the emerging markets in Europe and Asia. We believe that our branding business model will enable our market entry. We focus on wireless usage of our services in a combination with ordinary mobile phone services. Management of the Company believes, based upon the extended plan for implementation of the Woize(TM) services on mobile terminals and new possible branding partners, that the Company needs expanded infrastructure. Also the Company needs additional working capital to support the extended plan and growth to the $1 million dollar revenue level for year 2006.

By the end of February 2006, the Company plans to release a new version of software with the following features:

a. Alternative protocol (ILBC or similar);

b. UK phone numbers;

c. Name presentation in the client software, and

d. Gateway SIP functionality

By the end of May 2006, the Company plans to release a new version of software with at least the following features:

a. RSS support integrated in the client software;

b. Pod casting support;

c. Extended traceability of phone calls;

d. Extended file transfers, and

e. Multi chat

Maintaining the Company's service readiness requires an ongoing financial commitment for research and development, hardware capacity, ongoing service, marketing, office facilities. The Company proposes the following capital expenditures through 2008:

YEAR      DESCRIPTION                            AMOUNT         TOTALS
----      -----------                         -------------   -----------
2006      Software development                  $4,000,000
          Sales and Marketing                    2,000,000
          Operation, maintenance, support        1,500,000
          Administration, facilities               400,000
                       Total 2006                                 $7,900,000

2007      Software development                  $4,000,000
          Sales and Marketing                    3,000,000
          Operation, maintenance, support        2,500,000
          Administration, facilities               600,000
                       Total 2007                                $10,100,000

2008      Software development                  $4,000,000
          Sales and Marketing                    4,000,000
          Operation, maintenance, support        4,000,000
          Administration, facilities             1,000,000
                       Total 2008                                $13,000,000

                                 TOTAL                           $31,000,000



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

The communications and information services industries are highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than the Company. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of:

     o    the  recent  increased   consolidation   in  the  industry;   -further
          technological advances, and
     o    further deregulation and other regulatory initiatives.

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

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS.

To be successful, digital communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

     o    potentially inadequate development of the necessary infrastructure;
     o    lack of acceptable security technologies;
     o lack of timely development and commercialization of performance improvements, and
     o    unavailability of cost-effective, high-speed access to the Internet.

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


June 14, 2006

                                             Woize International Ltd.

                                             /s/ Anders Halldin
                                             -----------------
                                             Anders Halldin
                                             Chief Executive Officer

                                             /s/ Anders Danker
                                             -----------------
                                             Anders Danker
                                             Chief Financial Officer

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