Form 10KSB
period 2006-03-31
WOIZE INTERNATIONAL LTD.
filed 2006-07-14
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                                  (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________________ COMMISSION FILE NUMBER ________________________________

                            Woize International Ltd.
                 (Name of small business issuer in its charter)


            NEVADA                                        99-039022
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                           1 Kingsway, London WCB 6FX
               (Address of principal executive offices) (Zip Code)
                 Issuer's telephone Number: +44 (1) 20 71016560

                                   Copies to:
                            Richard A. Friedman, Esq.
                           Marcelle S. Balcombe, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $205,098.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of July 12, 2006 based upon the closing price of the Common Stock as quoted on the Over the Counter Bulletin Board (OTCBB) on July 12, 2006, was approximately $12,831,790.

As of July 12,  2006,  the issuer had  47,370,280  outstanding  shares of Common
Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


                                     PART I

Item 1.      Description of Business.......................................................  3
Item 2.      Description of Property.......................................................  5
Item 3.      Legal Proceedings.............................................................  5
Item 4.      Submission of Matters to a Vote of Security Holders...........................  5

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters......................  5
Item 6.      Management's Discussion and Analysis or Plan of Operation.....................  7
Item 7.      Financial Statements..........................................................  8
Item 8.      Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................. 15
Item 8A.     Controls and Procedures.......................................................  5
Item 8B.     Other Information............................................................. 15

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act........................ 16
Item 10.     Executive Compensation........................................................ 18
Item 11.     Security Ownership of Certain Beneficial Owners and Management................ 19
Item 12.     Certain Relationship and Related Transactions................................. 20
Item 13.     Exhibits...................................................................... 21
Item 14.     Principal Accountant Fees and Services........................................ 21

SIGNATURES................................................................................. 22

Forward Looking Statement

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the annual report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

PART I


ITEM 1. DESCRIPTION OF BUSINESS.

Overview
On December 9, 2005, our predecessor Bravo Resources Ltd. acquired all of the issued and outstanding capital stock of Woize Ltd., a United Kingdom company, ("Woize") in exchange for 27,000,000 million shares of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through our wholly owned subsidiary, Woize, Ltd., we changed our name to Woize International Ltd., effective as of December 9, 2005.

Woize Ltd. was incorporated November 22, 2001 under the Companies Act 1985, United Kingdom, under the name Netx.Com Limited and changed its name to Woize Ltd. on March 9, 2004. Woize has developed and refined a digital telephony service based upon voice over internet protocol ("VoIP") for PC to PC and PC to phone communications using a Windows client application for PC and PDAs and a proprietary software solution. Woize was dormant until December 2004. On December 9, 2005, Woize was acquired by Bravo Resources Ltd. Bravo Resources Ltd was organized under the laws of the State of Nevada on November 19, 2002, to explore mining claims and property in the Province of Quebec, Canada. From inception until November 2005, the Company investigated mining projects and related opportunities.

Digital Communication Service


With our software brand WoizeTM, we provide VoIP based digital communication services to individual users that want to benefit from lower calling costs and newly available communication features. The WoizeTM services are also designed for strategic business partners wanting to add value to their customers through implementing a company branded version of the WoizeTM services.

WoizeTM is a VoIP service based on proprietary software as well as supporting SIP de facto standard protocol. Users can download the appropriate application to a PC, PDA or Smartphone and make or receive phone calls over the Internet to other WoizeTM users for free. By signing up for a prepaid account and thereby receiving a WoizeTM telephone number the user can make and receive phone calls to regular phones world wide at very low rates billed per second. The WoizeTM Windows application also provides users with other various services such as instant messaging, VoiceMail, callerID, call forwarding, SMS, RSS podcasting and other digital communication related special services. The software can be downloaded for free at www.woize.com

We offer a unique branding solution for our partners. This is a complete "turn-key solution", allowing companies that would like to enter the digital communication market with their own branded WoizeTM application within a short period of time. The branding value proposition is based on an affiliation benefit model of a specific percentage of all traffic generated from their customers using the telephony services. As our business partner, we receive added value by offering the partner's existing customers a digital telephony service operated by WoizeTM but with the company brand prevailing.

We have partnered with manufacturers of USB phones and headsets needed to use WoizeTM. By offering hardware bundled with WoizeTM free air time scratch cards, consumers of hardware products are encouraged to use the WoizeTM software. Furthermore, consumers can also fill up their pre paid accounts through buying top-up vouchers with calling time.


We have agreements with the following:

o Eniro AB - the major Yellow Pages Company in the North European region. Eniro AB will use a "Powered by Woize" service called "click-to-call". This is a new unique advertising service that Eniro will offer to their corporate clients.

o Living Labs Europe (LLE) is a pioneering initiative, led by European Cities, Firms, and Citizens, to develop a Network of `Living Labs' with the ambition to further the development of the Information Society, Innovative Capabilities and Attractiveness of Places in Europe. Consequently, Living Labs Europe is a growing network of European cities facilitating innovative city-based projects to provide advanced services to European citizens.

o Metro - Commencing in June 2006, Woize is engaged in a branding partnership with a leading Swedish daily news paper, Metro. The Woize branding partnership concept has a patent pending as part of the Woize business model. The branding partnership means offering the Woize services, branded as Metro Woize services, which enables Metro readers to benefit from our communication services via Metro.



We develop our digital communication software by using internal and external resources. Woize has secured long-term consultancy agreements with Algitech Consulting AB and Woize Scandinavia AB, both of which are information technology consulting firms located in Sweden. All intellectual property rights arising through these consultancy agreements are the sole property of Woize Ltd.

ITEM 2. DESCRIPTION OF PROPERTY.

We conduct our operations from three locations, London, Stockholm and Lulea. The London office is located at 1 Kings Way and within the offices of Econet Carrier. We use this office free of charge. Woize has entered into partnership discussions with Econet Carrier. We also maintain an office at Jakobs Torg in central Stockholm. On March 1, 2006, we entered into a lease agreement for a term of three years with a base rent of SEK 982,000 per year (USD$133,787), with a discount of SEK 320,000 (USD$43,596) for the first year of the term and SEK 75,000 (USD $10,217) for the second year of the term. Subsequent to our fiscal year-end we have sub-let office space to three technology companies. Our development team is located in Lulea, north of Sweden, in the offices of Algitech Consulting. Woize has a long term consultancy agreement with Algitech consulting and uses the Lulea offices free of charge.


ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, our subsidiary or of our companies or our subsidiary's' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Notwithstanding the foregoing, on November 25, 2004, the Company was notified of a potential claim of copyright infringement which was rebutted by letter on November 30, 2004. There has been no further substantive correspondence in relation to this matter since December 15, 2004. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been listed for quotation on the OTC Bulletin Board since December 3, 2004 under the symbol "BVOL". On January 3, 2006 the Company completed a name and symbol change to Woize International "WOIZ".

The following table shows the range of high and low bid quotations reported by the OTCBB from December 2004 to March 31, 2006. Prior to December 3, 2004, there was no "public market" for shares of our common stock. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2004                                   High             Low
Quarter ended December 31, 2004       $0.10             $0.10

2005                                   High             Low
Quarter ended March 31, 2005          $0.90 (1)         $0.05(1)
Quarter ended June 30, 2005           $0.93             $0.51
Quarter ended September 30, 2005      $3.20             $0.35
Quarter ended December 31, 2005       $2.85             $1.75
2006                                   High             Low
Quarter ended March 31, 2006          $2.42             $1.32

(1) The above prices reflect a three-for-one stock split that was affected February 18, 2005.


Holders


As of July 12, 2006, there were 73 record holders of our common stock.


Dividends

Our operations are capital intensive and we will require working capital. Therefore, we will be required to reinvest any future earnings in its operations. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the our Board of Directors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (1) we would not be able to pay our debts as they become due in the usual course of business; or
     (2)  our total assets would be less that the sum of our total liabilities.



Recent Sales of Unregistered Securities
None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about itself so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

Overview

On December 9, 2005, our predecessor Bravo Resources Ltd. acquired all of the issued and outstanding capital stock of Woize Ltd., a United Kingdom company, ("Woize") in exchange for 27,000,000 million shares of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through our wholly owned subsidiary, Woize, Ltd., we changed our name to Woize International Ltd., effective as of December 9, 2005.

Woize Ltd. was incorporated on November 22, 2001 under the Companies Act 1985, United Kingdom, under the name Netx.Com Limited and changed its name to Woize Ltd. on March 9, 2004. We have developed and operate a digital communication service including but not limited to VoIP telephony for PC to PC and PC to phone communications using the WoizeTM client application for PC, PDA or Smartphone. At present, we have an estimated 40,000 pre-paid individual accounts with telephone numbers in Sweden, Norway, Holland, and the UK.


Critical Accounting Policies

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


The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Estimates of the useful lives of equipment and software development costs. Equipment is carried at cost less accumulated depreciation using the straight-line method over 3 years. Software development costs represent intellectual property rights relating to software developed by internal and third party suppliers and are capitalized until the commercial launch of the respective software. Capitalized software development costs will be amortized over a five year period using the straight-line method.

Concentrations of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, accounts receivable and amounts due from Woize Scandinavia AB. The Company continually evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

Liquidity and Capital Resources

We had cash of $662,472 as of March 31, 2006 compared to $1,039,989 as of December 31, 2005. Net cash used in operating activities for the 12 months ended March 31, 2006 was $229,318. For the 12 months ended March 31, 2006, cash flow used in investing activities was $1,308,494. The amount used is related to the development and launch of the Woize applications. During the 12 months ended March 31, 2006, we received proceeds from financing activities of $2,499,993 through a private placement of 1,282,048 "Units" at a price of US$1.95 per unit. Each Unit consists of one share of common stock and one half (1/2) warrant; two such 1/2 warrants may be used to acquire one additional share of common stock at a price of US$2.40 per share for a period of twenty-four (24) months from December 9, 2005. The Offering was made in reliance upon the provisions of Regulation S under the Securities Act of 1933. A fee of 12.5% $ 312,499, was paid to the in connection with the offering. We paid cash of $500,000 and repaid an aggregate of $118,042 in related party notes in connection with the acquisition of 100% of the outstanding stock of Woize Ltd. The net proceeds from all financing activities was $2,187,494. The increase in accounts payable and accrued liabilities and deferred revenue was $542,224 and $221,816 respectively.

Results of Operations

Year Ended March 31, 2006

For the 12 months ended March 31, 2006, we had a comprehensive loss of $633,733. The amortization of intangible assets was $42,270 and accumulated depreciation of equipment of $2,980. The accounts receivable was $33,938 and the amounts due from Woize Scandinavia AB of $350,599. During 2006, we also incurred $29,173 for management services provided by Woize Scandinavia AB, pursuant to a Services Agreement dated October 1, 2005 and $291,030 payable to Woize Scandinavia AB. The amounts payable to Woize Scandinavia AB of $291,030 are included in accounts payable and accrued liabilities at March 31, 2006.

Our operations began during fiscal 2006, and we continue to be in the early stages of increasing operations, hence we anticipate expenses will continue to increase as operations increase in the future. Expenses during 2006 were primarily comprised of salaries, travel, acquisition cost, rent, interest expense, marketing, and other infrastructure costs.


Plan of Operations

Our primary strategy is to increase our customer base by providing the WoizeTM services to branding partners, direct retail channels and directory lookup service providers in the digital telephony/communications industry. Our management has identified four areas of focus to support this strategy:


A. Continuing our commitment to research and development leading to new product innovations focusing on mobile applications;


B. Depending on our branding partners, roll out plans for various countries where we need to establish local interconnects and operational environments;


C. Continuing to enhance low cost service capabilities;


D. Focus on the source of new revenue streams based upon the WoizeTM service imbedded advertising and marketing interactive channel;and


E. Expanding sales and marketing efforts.


We believe that our growth potential is in the emerging markets in Europe and the United States. We believe that our branding business model will enable our market entry through local partners. We focus on our services for advertising and marketing that will add a new revenue source to our business. Our management believes, based upon the extended plan for implementation of the WoizeTM services on mobile terminals and new possible branding partners, that we need an expanded infrastructure. We need additional working capital to support our extended growth plan.

Maintaining the Company's service readiness requires an ongoing financial commitment for research and development, hardware capacity, ongoing service, marketing and office facilities. The Company proposes the following capital expenditures through 2008:



YEAR
TOTALS         DESCRIPTION                                          AMOUNT
------------ ---------------------------------------------- ----------------

2006         Software development                           $      3,000,000
             Sales and Marketing                                   3,500,000
             Operation, maintenance, support                         900,000
             Administration, facilities                              425,000
                    Total 2006                              $      7,825,000

2007         Software development                           $      4,000,000
             Sales and Marketing                                   4,500,000
             Operation, maintenance, support                       1,400,000
             Administration, facilities                              925,000
                    Total 2007                              $     10,825,000
------------ ---------------------------------------------- ----------------

2008         Software development                           $      4,000,000
             Sales and Marketing                                  20,900,000
             Operation, maintenance, support                       2,750,000
             Administration, facilities                            2,825,000
                    Total 2008                              $     30,475,000

                                 TOTAL                      $     49,125,000

To provide the cash necessary to support this growth plan through 2008, the Company will require additional financing of $49,125,000. Of this amount, management presently intends to secure $20 million in equity with the balance in long-term financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our growth and development plans and possibly cease our operations. In addition, additional equity financing may involve substantial dilution to our then existing shareholders.

                                    Business


We offer the WoizeTM service based upon no initial fee for assigning and maintaining a valid telephone number over a term of six months. Our rates per minute are competitive with other providers. We have chosen approximately 20 international destinations for which we offer our customers a Woize global flat rate.


The WoizeTM digital communication services currently include the following major value propositions:

- Digital Telephony
- Digital Text
- Digital Transfer
- Digital Information feed
- Digital Interactive Advertising

Digital Telephony


The WoizeTM digital telephony value proposition for the end user includes, but is not limited to, the following features:

o PC-2-PC digital telephony over Internet between Woize users or SIP users free of charge
o    free valid telephone number for outbound and inbound calls
o    A complementary free SIP-account o free Voicemail
o call forwarding (allows the user to define a number that the Woize number will be forwarded to if the user is not logged in or is unable to take the call)
o    billing per second
o prepaid account refill with various electronic payment methods along with prepaid top-up vouchers o real time account management (left on users account and current call cost, transaction log)
o contact list and phone book for easy and simple dialing or phone logging (displays missed, outgoing and incoming call)

Digital Text
-------------
     o    instant messaging (IM)
     o    multi chat capability
     o    outbound SMS

Digital Transfer
-----------------
     o    file transfer feature

Digital Information Feed
------------------------

     o    Digital information feed
     o    RSS and PodCasting support

Digital Interactive advertising
-------------------------------

     o    Click-2-call service
     o    Pay-per-call service

The WoizeTM overall system value propositions are:

The WoizeTM system is designed for customization and partner affiliation supporting our branding concept Low cost, great quality and many features

     o    Global solution with local focus ensures credibility
     o Woize partners receive affiliation benefits on all their customers traffic o Digital interactive advertising and marketing
     o    Woize proprietary software without any major third party dependencies
     o    Own SIP-gateway ensures compatibility
     o VPN-network through major global player ensures good quality of service
     o Own real time based customer and partner management system o Own real time based pre paid billing system

The WoizeTM services are offered to partners on a wholesale basis enabling new or existing web active companies to offer a digital communication service to their customers through our solution. The wholesale value proposition is based upon an affiliation benefit model of a certain percentage of all traffic generated from our partners' customers. We believe that this partner sales strategy will be a viable method to build our customer base.

The production of the WoizeTM services is dependent on third parties providing internet access, server hosting and interconnects to carrier service providers. Woize Ltd. buys telephony traffic from ordinary carriers from time to time. Woize Ltd. owns or controls the telephony numbers used in the service.

Recent Developments

At the end of February 2006, we released a new version of software with the following features:

     o   Alternative protocol (ILBC or similar);
     o   UK phone numbers;
     o   Name presentation in the client software and
     o   Gateway SIP functionality

We also released the "Click-2-call" and "Pay-per-call" service offerings during our fourth quarter.

At the end of May 2006, we released a new version of software with the following features:

     o    RSS support integrated in the client software;
     o    Pod casting support;
     o    Extended traceability of phone calls;
     o    Extended file transfers and o Multi chat

Intellectual Property


Woize Ltd. is the sole owner of the rights to the Woize software platform. Development is carried out through its own employees as well as through allied partners in Sweden and Spain. Some minor developments are bought from other third parties.


We hold a registered trademark for the Woize logo with name which was approved in UK according to the Madrid Agreement and Protocol.


Competition


Our management believes that peer-to-peer communication needs to break out of its natural demographic limits of the PC-to-PC market, and expand this user community substantially. We believe our competitive edge is built on the following components:

o Co-branding and branding. The management believes that growth will be faster with this strategy.

o    Smartphone. Woize has the first software that works.

o    Click-to-Call. This function gives an added value to the core services.

o Interactive advertising services. As revenues for calls will inevitably decrease, advertising is about to become an essential revenue source.

o RSS and PodCasting. Woize has an innovative concept to generate revenues out of the use of those features through the Woize client.

The digital communication service industry is highly competitive. In the US we compete with Vonage, Comcast, Verizon and Skype.

RISKS RELATED TO OUR BUSINESS

The market is growing for digital telephony services and consumers are adopting it at a high rate. We are one of only a few digital telephony companies that provide calling and instant messaging services to consumers. We differentiate ourself from other competitors with our proprietary software solution and branding (reseller) services. However, we have identified risk factors that may have a material adverse impact on its operations as follows.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING, OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     We will require additional funds to sustain and expand our sales and marketing activities. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

     As a result of our net loss in 2006 of $646,523, working capital deficit of $28,007 at March 31, 2006 and accumulated deficit at March 31, 2006 of $646,523 and substantial obligations with no current resources to satisfy the obligations, our independent registered public accounting firm in their report on our financial statements for the fiscal year ended March 31, 2006, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.


THE COMMUNICATIONS AND INFORMATION SERVICES INDUSTRIES ARE HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES AND A GREATER NUMBER OF EXISTING CUSTOMERS.

The communications and information services industries are highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than ours. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of: (i) the recent increased consolidation in the industry; -further technological advances; and (ii) further deregulation and other regulatory initiatives. If we are unable to compete successfully, our business could be materially adversely affected and we may be forced to cease operations.

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS.

To be successful, digital communication requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

     o    potentially inadequate development of the necessary infrastructure;
     o    lack of acceptable security technologies;
     o lack of timely development and commercialization of performance improvements; and
     o    unavailability of cost-effective, high-speed access to the Internet.

If digital communication proves not to be a viable alternative to traditional telephone service, we may be forced to seek other alternatives and may be forced to cease our operations.

RAPID TECHNOLOGICAL CHANGES CAN LEAD TO FURTHER COMPETITION.

The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new products or technologies, as well as the further development of existing products and technologies may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the communications and information services industries. Future success depends, in part, on the ability to anticipate and adapt in a timely manner to technological changes. If we are unable to quickly adapt new technological advances, we will be unable to remain competitive which will affect our results of operations.

OUR DIGITAL TELEPHONY SERVICES HAVE ONLY BEEN SOLD FOR A LIMITED PERIOD AND THERE IS NO GUARANTEE THAT THESE SERVICES WILL GAIN BROAD MARKET ACCEPTANCE.

We have been selling our digital telephony services for a limited period of time. As a result, there are many difficulties that we may encounter, including regulatory hurdles and other problems that we may not anticipate. To date, we have not generated significant revenue from the sale of our digital telephony services, and there is no guarantee that we will be successful in generating significant digital telephony revenues.

OUR NEED TO OBTAIN ADDITIONAL CAPACITY FOR OUR SERVICES FROM OTHER PROVIDERS INCREASES OUR COSTS.

We continue to lease data storage capacity. Any failure in leasing capacity to us to provide timely service to us would adversely affect our ability to serve our customers or increase the costs of doing so. These changes could increase or decrease the costs of providing our services. Our business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services. Any lapse or interruption in the delivery of these services to us will affect our ability to provide efficient and reliable service to our customers and may result in a loss of customers, which will affect our results of operations.

WE MAY BE UNABLE TO HIRE AND RETAIN SUFFICIENT QUALIFIED PERSONNEL; THE LOSS OF ANY OF OUR KEY EXECUTIVE OFFICERS COULD ADVERSELY AFFECT US.

We believe that our future success will depend in part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Our business is managed by a small number of key executive officers, Anders Halldin, Anders Danker and Daniel Savino. The loss of any of these key executive officers could affect our operations and profitability.

TERMINATION OF RELATIONSHIPS WITH KEY SUPPLIERS COULD CAUSE DELAY AND COSTS.

We are dependent on third-party suppliers for data storage, computers, and software that are integrated into our network. Should any of these relationships be terminated or a supplier fail to provide reliable services or equipment and we fail to find suitable alternative arrangements quickly, we could experience significant additional costs. In that event, our business could materially adversely affected.

THE  COMPANY  MAY  LOSE  CUSTOMERS  IF  IT  EXPERIENCES   SYSTEM  FAILURES  THAT
SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT IT PROVIDES.

Our operations depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult for us to attract new customers.

FAILURE TO OBTAIN OR MAINTAIN PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, COULD NEGATIVELY IMPACT OUR ABILITY TO PROVIDE SERVICE TO OUR CUSTOMERS.

We hold trademarks and copyrights for the Woize name and our website. However, intellectual property and proprietary rights of others could prevent us from using necessary technology to provide digital telephony services. Technologies patented by others may be necessary for us to provide our services in the future. If necessary technology were held under patent by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such patents, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and offering products and services incorporating the technology.

RISKS RELATED TO OUR COMMON STOCK

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR SHAREHOLDERS TO SELL THEIR SHARES.


To date there is a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.


The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:


     - that a broker or dealer approve a person's account for transactions in penny stocks; and


     - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.


In order to approve a person's account for transactions in penny stocks, the broker or dealer must:


     - obtain financial information and investment experience objectives of the person; and


     - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.


          The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:


     - sets forth the basis on which the broker or dealer made the suitability determination; and


     - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.


          Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors on accounting or financial disclosures. As discussed below on February 14, 2006 we dismissed Wheeler Wasoff and engaged Moore & Associates as our independent registered public accounting firm. On March 29, 2006, we dismissed Moore & Associates and engaged Whitley Penn LLP as our independent registered public accounting firm.

On March 29, 2006, we dismissed our independent registered public accounting firm, Moore & Associates, Chartered Accountants. On March 29, 2006, we engaged Whitley Penn LLP as our new independent registered public accounting firm. Our decision to engage Whitley Penn LLP was approved by its Board of Directors on March 27, 2006. Moore & Associates has not issued a report on our financial statements for each of the two most recent fiscal years.

During our two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the period from February 14, 2006, the date we engaged Moore & Associates, through the date of their dismissal, there were no disagreements with Moore & Associates on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Moore & Associates would have caused it to make reference to the subject matter of the disagreements.

We did not consult with Whitley Penn LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Whitley Penn LLP that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

On February 14, 2006, we dismissed our independent registered public accounting firm, Wheeler Wasoff. On February 14, 2006, we engaged Moore & Associates, Chartered Accountants as our new independent registered public accounting firm. Our decision to engage Moore & Associates was approved by its Board of Directors on February 13, 2006. The reports of Wheeler Wasoff on our financial statements for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that Wheeler Wasoff 's opinion in its report on the Company's financial statements for each of the last two fiscal years expressed substantial doubt with respect to our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B. During our two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with Wheeler Wasoff on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Wheeler Wasoff would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with Moore & Associates regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Moore & Associates that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.


ITEM 8A. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the date of this report, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about the directors and executive officer follows:

       NAME                 AGE        POSITION AND TERM OF OFFICE
       ------------------  ------     -------------------------------
       Daniel Savino        34         Chairman and Director

       Anders Halldin       48         President and Director

       Anders Danker        45         Treasury, Secretary and Director

Our Bylaws provide for a board of directors ranging from one to three members, with the exact number to be specified by the board. Currently we have three members serving on our Board of Directors. All directors hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The board of directors appoints officers. Officers hold office until the next annual meeting of our board of directors following their appointment and until their successors have been appointed and qualified.

Set forth below is a brief description of the recent employment and business experience of our directors:

DANIEL SAVINO, Director and Chairman since December 9, 2005. Since March 2000, Mr. Savino has been a consultant, providing company directors and management with advice in the areas of public and media relations. Mr. Savino has extensive knowledge in the areas of Institutional Sales, Trading, Corporate Advisory and marketing. Mr. Savino graduated from Langara College with a degree in International Business.

ANDERS HALLDIN, Director and President of the Company since December 9, 2005. Mr. Halldin co-founded Woize Ltd., and has served as Director since its inception in 2001. Previously, he co-founded the Interbizz Group, (an IT-company providing advanced software solutions for the global financial industry). From 1995 through 1999 he served as Managing Director for Interbizz and from 1999 through 2001 as CEO Interbizz B.V. From 1992 through 1995, Mr. Halldin was appointed Managing Director of AnyX Systems Integration AB, a company incorporated in the Upnet Group. From 1991 through 1992, Mr. Halldin was Director Telia Internet services (a Swedish telecommunication company), responsible to launch the first commercial Internet services outside the United States. From 1983 through 1990 he held several senior positions for Telia. Mr. Halldin graduated from college of advanced technology.

ANDERS DANKER, Director, Treasurer and Secretary since December 9, 2005. In 2002, Mr. Danker became Sales Director Nordic operations of Atos Origin, a data processing firm. From 2000 through 2002, he was Senior Investment Director, Ericsson Business Innovation, - a global venture organization for the Ericsson group. From 1998 through 2000, Mr. Danker was Global Sales Director, Interbizz Ltd, a software solution company providing advanced software solutions for the global financial industry. From 1993 through 1998, Mr. Danker held the positions

Director Business Development and Global Sales Director, Trema Treasury Management Ltd, an international consulting and development company, specializing in treasury and risk management. Mr. Danker also held several Senior Management positions within the banking, trading and corporate- finance industries. In 1987 he graduated from the University of Turku, Finland, and received a Master's Degree in Business Administration . Conflicts of Interest

Messrs. Halldin, Savino and Danker are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as Messrs. Halldin, Savino and Danker are engaged in other business activities, we anticipate they will not devote all of their time to our affairs.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the relatively low level of activity in the company. At a later time, the board of directors may adopt such a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION.


The following table sets forth information about the remuneration for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                                                 Long-Term
                                                                                               Compensation
                                                                                 --------------------------------------
                                             Annual Compensation                      Awards                Payouts
                                     ----------------------------------------------------------------------------------
                                                                                                                           All

                                                                 Other                       Securities                   Other
                                                                Annual     Restricted        Under-lying                 Compen-
          Name and                                              Compen-    Stock Award(s)    Options/         LTIP      sation
     Principal Position     Year      Salary ($)   Bonus ($)  sation ($)   ($)               SARs (#)(2)  Payouts ($)      ($)
------------------------- ---------- ------------- ---------- ------------ ----------------- ------------ ------------- ----------
Anders Halldin, CEO,       2006          0           0            0              0              0             0           0
                           2005          0           0            0              0              0             0           0
                           2004          0           0            0              0              0             0           0

Anders Danker, CFO         2006          0           0            0              0              0             0           0
                           2005          0           0            0              0              0             0           0
                           2004          0           0            0              0              0             0           0

Daniel Savino, Chairman    2006          0           0        3,000              0              0             0           0
                           2005          0           0            0              0              0             0           0
                           2004          0           0            0              0              0             0           0


There have been no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers.

We have had no employment agreements with our executive officers. We have not paid compensation to our directors for attendance at meetings. We reimburse the directors for reasonable expenses incurred during the course of their performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of July 12, 2006:

                                                        Common Stock           Percentage of
        Name and address of Beneficial Owner (1)   Beneficially Owned (2)     Common Stock (3)
        ----------------------------------------- ------------------------- ---------------------
        Anders Halldin                                      -0-                     -0-

        ----------------------------------------- ------------------------- ---------------------
        Anders Danker                                       -0-                     -0-

        ----------------------------------------- ------------------------- ---------------------
        Daniel  Savino                                    1,500,000                 3.17%
        #207 - 1040 Hamilton Street
        Vancouver, B.C.
        V6B 2R9 Canada

        St James's Square Nominee Limited (4)            27,000,000                56.99%
        7 Savoy Court
        Strand
        London, WC2R 0ER
        England

        ----------------------------------------- ------------------------- ---------------------

        All  officers  and  directors as a group         28,500,000                60.16%
        (2 persons)

(1) Except as otherwise indicated, the address of each beneficial owner is c/o our Company, 1 Kingsway, London WCB 6FX, United Kingdom
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3) Based on 47,370,280 shares outstanding as of July 12, 2006.
(4) These shares are held for the benefit of Anders Halldin and Anders Forsberg.



Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

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



ITEM 13. EXHIBITS.

Exhibit
Number                         Description
------- ------------------------------------------------------------------------

2.1 Share Exchange Agreement by and between the Company and Woize Ltd. dated as of May 23, 2005 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on December 15, 2005) Restated Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form SB-1 which was filed on June 16, 2006, File number 333-106144).

3.2 Certificate of Change Pursuant to NRS 78.209 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on February 18, 2005)

3.3 Certificate of Amendment to reflect name change to Woize International Ltd. (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on December 15, 2005)

3.4     Bylaws   (Incorporated  by  reference  to  the  Company's   Registration
        Statement on Form SB-1 which was filed on June 16, 2006, File number 333-106144).

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


AUDIT FEES


For the fiscal year ended March 31, 2006, our principal accountants Whitley Penn LLP (including their Nexia International alliance firm Smith & Williamson ) are expected to bill approximately $85,000 respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB and 10-QSB filings.


AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2006.

TAX FEES

For the fiscal year ended March 31, 2006, our principal accountant is expected to bill $5,000 for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

No other fees were billed by our principal accountants other than those disclosed above for fiscal years 2006 and 2005.

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

July 14, 2006

                                            Woize International Ltd.

                                            By:/s/ Anders Halldin
                                            --------------------------
                                            Anders Halldin
                                            Chief Executive Officer

                                            By: /s/Anders Danker
                                            --------------------------
                                            Anders Danker
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                             DATE
--------------------   -----------------------------------      ---------------

/s/ Daniel Savino      Chairman of the Board of Directors       July 14, 2006
 -------------------
Daniel Savino

/s/ Anders Halldin     President & Chief Executive Officer      July 14, 2006
 -------------------
Anders Halldin

/s/ Anders Danker      Treasurer                                July 14, 2006
 -------------------
Anders Danker

                    Woize International Ltd. and Subsidiaries
                         (formerly Bravo Resources Ltd.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       Year ended March 31, 2006 and 2005



                                      Index


                                                                            Page

Report of independent registered public accounting firm                      F-2

Consolidated balance sheet
       March 31, 2006                                                        F-3

Consolidated statements of loss and comprehensive loss
       Years ended March 31, 2006 and 2005                                   F-4

Consolidated statements of stockholders' equity (deficit)
       Years ended March 31, 2006 and 2005                                   F-5

Consolidated statements of cash flows
       Years ended March 31, 2006 and 2005                                   F-6

Notes to consolidated financial statements                           F-7 to F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Woize International, Ltd. and Subsidiaries


We have audited the consolidated balance sheet of Woize International, Ltd. and subsidiaries as of March 31, 2006 and the related consolidated statements of loss and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woize International, Ltd. and subsidiaries as of March 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net loss in 2006 of $646,523, working capital deficit of $28,007 at March 31, 2006 and accumulated deficit at March 31, 2006 of $646,523 and substantial obligations with no current resources to satisfy the obligations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ Whitley Penn LLP

Dallas, Texas
May 19, 2006

Woize International Ltd. and Subsidiaries
(formerly Bravo Resources Ltd.)
CONSOLIDATED BALANCE SHEET
March 31, 2006

ASSETS
CURRENT ASSETS
    Cash                                                                                          $         662,472
    Accounts receivable                                                                                      33,938
    Prepaid expenses                                                                                         39,623
                                                                                                       ------------

TOTAL CURRENT ASSETS                                                                                        736,033

DUE FROM WOIZE SCANDINAVIA AB                                                                               350,559

EQUIPMENT, NET                                                                                               62,157

SOFTWARE DEVELOPMENT COSTS, NET                                                                             602,717
                                                                                                       ------------

TOTAL ASSETS                                                                                      $       1,751,466
                                                                                                       ============

LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities:
       Trade                                                                                      $         317,416
       Related parties                                                                                      224,808
    Deferred revenue                                                                                        221,816
                                                                                                       ------------

TOTAL CURRENT LIABILITIES                                                                                   764,040

NOTE PAYABLE - RELATED PARTY                                                                              1,310,755
                                                                                                       ------------

TOTAL LIABILITIES                                                                                         2,074,795

COMMITMENTS AND CONTINGENCIES                                                                                     -

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized - 1,000,000 shares, issued - none                                  -

Common stock - $ 0.001 par value, authorized - 150,000,000 shares, issued
       and outstanding - 47,370,280                                                                          47,370

Capital in excess of par value                                                                              263,034

Accumulated deficit                                                                                        (646,523)

Accumulated other comprehensive income                                                                       12,790
                                                                                                       ------------

TOTAL STOCKHOLDERS' DEFICIT                                                                                (323,329)
                                                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                       $       1,751,466
                                                                                                       ============


          See accompanying notes to consolidated financial statements.

Woize International Ltd. and Subsidiaries
(formerly Bravo Resources Ltd.)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Years ended March 31, 2006 and 2005

                                                                                    2006                      2005
                                                                             -----------------         ------------
REVENUE                                                                      $         205,098    $               -

COST OF SALES                                                                          151,065                    -
                                                                                  ------------         ------------

GROSS PROFIT                                                                            54,033                    -

EXPENSES
    Acquisition costs                                                                  163,006                    -
    Amortization of intangible assets                                                   42,270                    -
    General and administrative                                                         463,245                    -
                                                                                  ------------         ------------
                                                                                       614,488                    -

INTEREST EXPENSE                                                                        32,035                    -
                                                                                  ------------         ------------

NET LOSS BEFORE OTHER
    COMPREHENSIVE INCOME                                                              (646,523)                   -

OTHER COMPREHENSIVE INCOME
    Foreign currency translation gain                                                   12,790                    -
                                                                                      --------         ------------

COMPREHENSIVE LOSS                                                           $        (633,733)   $               -
                                                                                  ============         ============

LOSS PER SHARE, basic and diluted                                            $           (0.02)   $               -
                                                                                  ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            33,211,816           27,000,000
                                                                                  ============         ============

          See accompanying notes to consolidated financial statements.

Woize International Ltd. and Subsidiaries
(formerly Bravo Resources Ltd.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)
Year ended March 31, 2006 and 2005

                                                                                                       Accumulated
                                             Common stock             Capital in                          other
                               -------------------------------        excess of      Accumulated      comprehensive
                                    Shares          Amount            par value         deficit          income
                                  ----------       -----------       ----------       -----------       -----------
Balance, March 31, 2005 and
   2004                                    2    $            4   $            -    $            -   $             -

   Recapitalization of
       stockholders' equity
       on reverse acquisition
       (see Notes 1 and 8)        46,088,230            46,084       (1,923,178)                -                 -

   Sale of common stock at
       $ 1.95 per share (net
       of share issuance
       costs of $ 312,499)         1,282,048             1,282        2,186,212                 -                 -

   Net loss                                -                 -                -          (646,523)                -

   Other comprehensive income
       Foreign currency
           translation                     -                 -                -                 -            12,790
                                  ----------       -----------       ----------       -----------       -----------

Balance, March 31, 2006           47,370,280    $       47,370   $      263,034    $     (646,523)  $        12,790
                                  ==========       ===========       ==========       ===========       ===========


          See accompanying notes to consolidated financial statements.

Woize International Ltd. and Subsidiaries
(formerly Bravo Resources Ltd.)
CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended March 31, 2006 and 2005

                                                                                       2006                 2005
                                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the year                                                    $        (646,523)        $          -
    Adjustments to reconcile net cash used in
    operating activities:
       Amortization of software development costs                                       42,270                    -
       Depreciation of equipment                                                         2,980                    -
       Imputed interest expense                                                         32,035                    -
       Changes in operating assets and liabilities:
          Accounts receivable                                                          (33,938)                   -
          Prepaid expenses                                                             (39,623)                   -
          Due from Woize Scandinavia AB                                               (350,559)                   -
          Accounts payable and accrued liabilities                                     542,224                    -
          Deferred revenue                                                             221,816                    -
                                                                                  ------------         ------------
Net cash used in operating activities                                                 (229,318)                   -

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                              (65,137)                   -
    Software development costs capitalized                                            (644,987)                   -
    Cash paid to effect the Bravo acquisition                                         (598,370)                   -
                                                                                  ------------         ------------

Net cash used in investing activities                                               (1,308,494)                   -

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                               2,187,494                    -

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES                                             12,790                    -
                                                                                  ------------         ------------

INCREASE IN CASH DURING THE YEAR                                                       662,472                    -

CASH, beginning of year                                                                      -                    -
                                                                                  ------------         ------------

CASH, end of year                                                            $         662,472       $            -
                                                                                  ============         ============


Supplemental disclosure of cash paid for:

    Interest                                                                 $               -       $            -
                                                                                  ============         ============

    Income taxes                                                             $               -       $            -
                                                                                  ============         ============

          See accompanying notes to consolidated financial statements.

Woize International Ltd. and Subsidiaries
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1.   ORGANIZATION

     Woize International Ltd. (the "Company") (formerly Bravo Resources Ltd.) was incorporated under the laws of the State of Nevada, United States of America, on November 19, 2002. On December 30, 2005, the Company changed its name from Bravo Resources Ltd.

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

     The net liabilities of the Company were recorded at their historical cost basis, which approximates fair value as follows:

              Cash                                     $           8,506
              Notes payable                                     (118,042)
                                                           -------------
                                                       $        (109,536)

     Through September 30, 2005, the Company's operations were performed by Woize Scandinavia AB through a service agreement, which terminated on that date. On behalf of Woize Ltd, Woize Scandinavia AB, managed the customer accounts and sales in GBP, USD and EURO from December 1, 2004 through September 30, 2005. Through March 31, 2006, Woize Scandanavia AB is providing VoIP services via use of the Company's technology to customers in Sweden, and effective April 1, 2006, the Company will provide such services to the Swedish customers in accordance with the agreement with Woize Scandanavia AB.

Woize International Ltd. and Subsidiaries
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

2.   GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss which resulted in an accumulated deficit at March 31, 2006. The Company had a net loss of $646,523 for the fiscal year ended March 31, 2006. At March 31, 2006, current liabilities exceeded current assets by $28,007 and the Company had an accumulated deficit at March 31, 2006 of $646,523.

     The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The financial statements do not include any adjustments to reflect the possible effect on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Basis of accounting
     The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

     Principles of consolidation
     The consolidated financial statements include the accounts of Woize International, Ltd. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

     Cash and cash equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2006, the Company had no such investments.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Equipment
     Equipment is recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation of equipment is provided using the straight-line method over the estimated useful life of 3 years.

     Software development costs
     The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under SFAS 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. The Company capitalized $644,987 of software development costs during the fiscal year ended March 31, 2006. No software development costs were capitalized prior to fiscal 2006. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which has been determined by management to be five years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $42,270 for the fiscal year ended March 31, 2006.

     Impairment of long-lived assets
     The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. During the fiscal year ended March 31, 2006 and 2005, the Company recorded no impairment charges.

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

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Advertising costs

     Advertising costs are expensed as incurred. The Company incurred $9,677 in advertising costs for the fiscal year ended March 31, 2006, which are included in general and administrative expenses in the consolidated statement of operations.

     Translation of foreign currencies
     The Company's functional currency is the British pound. All assets and liabilities in the balance sheet are translated at year-end or historical blended exchange rates. All revenues and expenses in the statement of operations are translated at average exchange rates for the year. Translation gains and losses are not included in determining net loss, but are shown in accumulated other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheet. Foreign currency transaction gains and losses are included in determining net loss and were not significant.

     Comprehensive loss
     The Company reports comprehensive loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented on the consolidated statements of loss and comprehensive loss.

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

     Concentrations of credit risk
     Financial instruments which potential subject the Company to concentrations of credit risk consist of cash, accounts receivable and amounts due from Woize Scandinavia AB. The Company continually evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable, and no reserves are recorded for bad debts at March 31, 2006.

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

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     New authoritative pronouncements
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded as an expense using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. The impact on the results of operations for the Company will be dependent on the number of options granted and the fair value of those options. The adoption of SFAS No. 123R did not have an impact on the Company's financial position or results of operations, as the Company does not currently have employee stock compensation.

4.   DUE FROM WOIZE SCANDINAVIA AB

     Woize Scandinavia AB was a related party until December 9, 2005. The amount due from Woize Scandinavia AB, $350,559, has no fixed terms of repayment. During 2006, the Company also incurred $29,173 for management services provided by Woize Scandinavia AB, and $291,030 payable to Woize Scandinavia AB is included in accounts payable and accrued liabilities at March 31, 2006.


5.   EQUIPMENT

     As of March 31, 2006, equipment consisted of the following:

       Computer equipment - at cost                       $         65,137
       Less:  Accumulated depreciation                               2,980
                                                               -----------
       Equipment, net                                     $         62,157
                                                               ===========

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

6.   DEVELOPED SOFTWARE

     As of March 31, 2006, developed software consisted of the following:

       Cost                                               $         644,987
       Less:  Accumulated amortization                               42,270
                                                               ------------
                                                          $         602,717
                                                               ============
     Software development costs in process at March 31, 2006 were $174,568.

     As of March 31, 2006, developed software future amortization expense for each fiscal year ending March 31 is: $94,139 for 2007; $94,139 for 2008; $94,139 for 2009; $92,014 for 2010; $53,718 for 2011;


7.   NOTE PAYABLE TO RELATED PARTY

     The $1.5 million note payable to a related party entered into as part of the Bravo acquisition is unsecured, due December 2007, and bears 0% interest, and hence interest of $221,280 was imputed at a rate of 8% and will be amortized over the term of the note.


8.   STOCKHOLDERS' DEFICIT

     During the year ended March 31, 2006, the Company received proceeds from financing activities of $2,499,993 through a private placement of 1,282,048 "units" at a price of $1.95 per unit. Each unit consists of one share of common stock and one half (1/2) warrant; two such 1/2 warrants may be used to acquire one additional share of common stock at a price of $2.40 per share for a period of twenty-four months from December 9, 2005. The offering was made in reliance upon the provisions of Regulation S under the Securities Act of 1933. A fee of $312,499 was paid in connection with the offering.


9.   INCOME TAXES

     Income tax expense or benefit is the sum of the Company's provision for current income taxes and the differences between the opening and ending balances of its deferred income tax assets and liabilities. All income taxes are related to foreign operations

     Income taxes differ from the result which would have been obtained by applying the statutory income tax rate of 19% to the Company's net loss before income taxes. The difference results from the following items:

                                                                 2006

       Expected income tax expense (benefit)          $        (120,400)
       U.S. GAAP permanent differences                           18,395
       Increase in valuation allowance                          102,005
                                                           ------------

       Effective income tax expense (benefit)         $               -
                                                           ============

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

9.   INCOME TAXES - continued

     The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at March 31, 2006 are as follows:

                                                                    2006
       Deferred income tax assets
          Net operating losses                           $         102,005
          Valuation allowance                                     (102,005)
                                                             -------------

       Net deferred income taxes                         $               -
                                                             =============

     At March 31, 2006, the Company had accumulated net operating losses of approximately $ 537,000, which may be carried forward and charged against future taxable income, which expire in 2026.


10.  RELATED PARTY TRANSACTIONS

     Through December 9, 2005, the Company had a consulting agreement with Double A AB, pursuant to which payments were made in the aggregate amount of $92,321. Double A AB, a software development company specializing in developing strategic technologies, is 100% owned by Mr. a stockholder. Approximately 57% of our shares are held by St James's Square Nominee Limited for the benefit of our Chief Executive Officer and the shareholder. As of March 31, 2006, $88,927 is owed to Double A AB and is included in related party accounts payable.

     Through December 9, 2005, the Company had a consulting agreement with Iceman Media AB pursuant to which payments were made in the aggregate amount of $94,174. Iceman Media AB specializes in advanced media and database solutions. Approximately 80% of the outstanding shares of Iceman Media AB are owned by a company which is owned by our Chief Executive Officer and a shareholder. As of March 31, 2006, $135,881 is owed to Iceman Media AB and is included in related party accounts payable.


11. COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases certain office space under operating leases, of which rent expense was approximately $20,000 and $0 for the fiscal years ended March 31, 2006 and 2005.

     Rent expense for the Company's operating lease, which included rental discounts over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as an accrued liability in the consolidated balance sheet.

Woize International Ltd.
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

11.  COMMITMENTS AND CONTINGENCIES - continued

     Leases

     Future  minimum  annual  lease   obligations  as  of  March  31,  2006  are
     approximately as follows:

                          2007                                        $  85,000
                          2008                                          116,000
                          2009                                          126,000
                                                                      ---------
                              Total future minimum lease obligations  $ 327,000
                                                                      =========

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