Form 10QSB
period 2006-06-30
WOIZE INTERNATIONAL LTD.
filed 2006-08-24
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

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

                   1 Kingsway, London, United Kingdom    WCB 6FX
               (Address of principal executive offices) (Zip Code)

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

| | Yes |X| No

As of August 17, 2006, there are 47,370,280 shares of common stock par value $.001 issued and outstanding and no shares of preferred stock issued and outstanding.


                            WOIZE INTERNATIONAL LTD.

                              Index to Form 10-QSB

PART 1 -- FINANCIAL INFORMATION                                                                         Page
---------------------------------------------------------------------------------------------------- ---------

  Item 1.    Financial Statements:
             Consolidated Balance Sheets as of June 30, 2006  (unaudited) and March 31, 2006 (audited)   1
             Interim Consolidated Statements of Loss and Comprehensive Loss (unaudited)
             Three Months  Ended June 30, 2006 and 2005                                                  2
             Consolidated  Statements of  Stockholders'  Equity  (Deficit)  (unaudited)
             Three  Months Ended June 30, 2006 and Year Ended March 31, 2006                             3
             Interim  Consolidated  Statements of Cash Flows (unaudited) Three Months Ended June
             30, 2006 and 2005                                                                           4

             Notes to Interim Consolidated Financial Statements (unaudited)                              5

  Item 2.    Management's Discussion and Analysis or  Plan of Operations                                10

  Item 3.    Controls and Procedures                                                                    12

           PART II - OTHER INFORMATION
---------------------------------------------------------------------------------------------------- ---------
  Item 1.    Legal Proceedings                                                                          13

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                13

  Item 3.    Default Upon Senior Securities                                                             13

  Item 4.    Submission of Matters to a Vote of Security Holders                                        13

  Item 5     Other Information                                                                          13

  Item 6.    Exhibits                                                                                   13

             Signatures                                                                                 14


Part I - Financial Statements

Woize International Ltd.
CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,       March 31,
                                                                                      2006             2006
                                                                                   ------------   ------------
                                                                                   (unaudited)     (audited)
ASSETS

CURRENT ASSETS
    Cash                                                                           $   227,573    $   662,472
    Accounts receivable                                                                 67,418         33,938
    Prepaid expenses                                                                    38,834         39,623
                                                                                   -----------    -----------

TOTAL CURRENT ASSETS                                                                   333,825        736,033

DUE FROM WOIZE SCANDINAVIA AB                                                          372,629        350,559

EQUIPMENT, NET                                                                          92,643         62,157

SOFTWARE DEVELOPMENT COSTS, NET                                                        739,367        602,717
                                                                                   -----------    -----------

TOTAL ASSETS                                                                       $ 1,538,464    $ 1,751,466
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities
         Trade                                                                     $   792,283    $   317,416
         Related parties                                                                     -        224,808
    Deferred revenue                                                                   279,439        221,816
                                                                                   -----------    -----------

TOTAL CURRENT LIABILITIES                                                            1,071,722        764,040

NOTE PAYABLE - RELATED PARTY                                                         1,337,145      1,310,755
                                                                                   -----------    -----------

TOTAL LIABILITIES                                                                    2,408,867      2,074,795
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                                -              -

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized - 1,000,000 shares, issued - none             -              -

Common stock - $ 0.001 par value, authorized - 150,000,000 shares, issued
       and outstanding - 47,370,280                                                     47,370         47,370

Capital in excess of par value                                                         263,034        263,034

Accumulated deficit                                                                 (1,209,753)      (646,523)

Accumulated other comprehensive income                                                  28,946         12,790
                                                                                   -----------    -----------

TOTAL STOCKHOLDERS' DEFICIT                                                           (870,403)      (323,329)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 1,538,464    $ 1,751,466
                                                                                   ===========    ===========

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Three months ended June 30, 2006 and 2005
(Unaudited)

                                                                    2006                2005
                                                                 ------------   -----------------
REVENUE                                                         $      28,636   $               -

COST OF REVENUE                                                        39,424                   -
                                                                 ------------   -----------------

GROSS LOSS                                                            (10,788)                  -
                                                                 ------------   -----------------

EXPENSES
    Amortization of software development costs                         32,263                   -
    General and administrative                                        493,789                   -
                                                                 ------------   -----------------
                                                                      526,052                   -
                                                                 ------------   -----------------

INTEREST EXPENSE                                                       26,390
                                                                 ------------   -----------------

NET LOSS BEFORE OTHER
    COMPREHENSIVE INCOME                                             (563,230)                  -

OTHER COMPREHENSIVE INCOME
    Foreign exchange translation gain                                              16,156                   -
                                                                 ------------   -----------------

COMPREHENSIVE LOSS                                               $   (547,074)  $               -
                                                                 ============   =================

LOSS PER SHARE, basic and diluted                                $      (0.01)  $               -
                                                                 ============   =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           47,370,280          27,000,000
                                                                 ============   =================

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Three months ended June 30, 2006 and year ended March 31, 2006

                                                                                                     Accumulated
                                                                                                        other
                                                                   Capital in                       comprehensive
                                         Common stock              excess of        Accumulated         income
                                    Shares          Amount          par value          Deficit          (loss)
                                --------------    --------------   --------------    --------------   ---------------
Balance, March 31, 2005                      2       $         4   $            -    $            -   $             -

   Recapitalization of
       stockholders' equity
       on reverse acquisition       46,088,230            46,084       (1,923,178)                -                 -

   Sale of common stock at
       $ 1.95 per share (net
       of share issuance
       costs of $ 312,499)           1,282,048             1,282        2,186,212                 -                 -

   Net loss for the year                     -                 -                -          (646,523)                -

   Other comprehensive income
       Foreign currency
           translation                       -                 -                -                 -            12,790
                                    ----------       -----------       ----------       -----------       -----------

Balance, March 31, 2006 (audited)   47,370,280            47,370          263,034          (646,523)           12,790
                                    ----------       -----------       ----------       ------------      -----------

   Net loss for the period                   -                 -                -          (563,230)                -

   Other comprehensive income
       Foreign currency
           translation                       -                 -                -                 -            16,156
                                    ----------       -----------       ----------       -----------       -----------

Balance, June 30, 2006 (unaudited)  47,370,280       $    47,370       $  263,034       $(1,209,753)      $    28,946
                                    ==========       ===========       ==========       ============      ===========

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
Three months ended June 30, 2006 and 2005
(Unaudited)

                                                                       2006                 2005
                                                                     ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                          $(563,230)           $       -
    Adjustments to reconcile net loss to net cash used in
    operating activities
       Amortization of software development costs                       32,263                    -
       Depreciation of equipment                                         7,450                    -
       Imputed interest expense                                         26,390                    -
       Changes in operating assets and liabilities:
          Accounts receivable                                          (33,480)                   -
          Prepaid expenses                                                 789                    -
          Accounts payable and accrued liabilities                     250,059                    -
          Deferred revenue                                              57,623                    -
                                                                     ---------            ---------
Net cash used in operating activities                                 (222,136)                   -
                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                              (37,936)                   -
    Software development costs capitalized                            (168,913)                   -
                                                                     ---------            ---------

Net cash used in investing activities                                 (206,849)                   -
                                                                     ---------            ---------

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES                             (5,914)                   -
                                                                     ---------            ---------

DECREASE IN CASH DURING THE PERIOD                                    (434,899)                   -

CASH, beginning of period                                              662,472                    -
                                                                     ---------            ---------

CASH, end of period                                                  $ 227,573            $       -
                                                                     =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

       Interest                                                      $       -            $       -
                                                                     =========            =========

       Income taxes                                                  $       -            $       -
                                                                     =========            =========

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements were prepared from the accounting records of the Company in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim period. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB dated July 14, 2006.

     The interim consolidated financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's March 31, 2006 annual audited consolidated financial statements. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

2.   GOING CONCERN

     The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss for the three months ended June 30, 2006 of $ 563,230 (2005 - $ nil), which resulted in an accumulated deficit at June 30, 2006 of $ 1,209,753. At June 30, 2006 current liabilities exceeded current assets by $ 737,897.

     The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The financial statements do not include any adjustments to reflect the possible effect on classification of liabilities which may result from the inability of the Company to continue as a going concern.

3.   DUE FROM WOIZE SCANDINAVIA AB

     Woize Scandinavia AB was a related party until December 9, 2005. The amount due from Woize Scandinavia AB, $ 372,629, has no fixed terms of repayment. Also, $ 309,350 due to Woize Scandinavia AB is included in accounts payable and accrued liabilities at June 30, 2006.

Woize International Ltd.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)


4. EQUIPMENT

                                             June 30, 2006      March 31, 2006

       Computer equipment - at cost           $   103,073     $   65,137
       Less:  Accumulated depreciation             10,430          2,980
                                              -----------      ---------

       Equipment, net                         $    92,643     $   62,157
                                              ===========     ==========


5. SOFTWARE DEVELOPMENT COSTS
                                             June 30, 2006      March 31, 2006

       Cost                                   $   813,900     $   644,987
       Less:  Accumulated amortization             74,533          42,270
                                              -----------      ----------

                                              $   739,367     $   602,717
                                              ===========     ===========

       Software development costs in process at June 30, 2006 were $ 168,913.

6.       NOTE PAYABLE TO RELATED PARTIES

The $ 1.5 million note payable to a related party is unsecured, due in December 2007, and does not bear interest. Interest of $ 221,280 was imputed at a rate of 8% and will be amortized over the term of the note, with $162,855 to the imputed as of June 30, 2006.

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

Digital Communication Service

WoizeTM is an innovative digital communication (telephony) service provider that combines a VoIP technology with a new outstanding opportunity to generate revenue streams through advertising on the Internet. Revenues from phone-call charges are expected to decrease, therefore margins will shrink, and telephony companies will be forced to seek supplementary sources to replace some of their decreasing revenue streams.

WoizeTM is a VoIP service based on proprietary software as well as supporting SIP de facto standard protocol. Users can download the appropriate application to a PC, PDA or Smartphone and make or receive phone calls over the Internet to other WoizeTM users for free. By signing up for a prepaid account and thereby receiving a WoizeTM telephone number the user can make and receive phone calls to regular phones worldwide at very low rates billed per second. The WoizeTM Windows application also provides users with other various services such as instant messaging, VoiceMail, callerID, call forwarding, SMS, RSS podcasting and other digital communication related special services. The software can be downloaded for free at www.woize.com.

We offer a unique co-branding solution for our partners. This is a complete "turn-key solution", for companies that decided to enter the digital communication market within a short period of time, with their own co-branded WoizeTM application. The branding value proposition is based on an affiliation benefit model of a specific percentage of all traffic generated from their customers using the telephony services. As a business partner, we provide added value to our partners' existing customers.

New developments are proceeding in collaboration with manufacturers of USB phones and headsets for the WoizeTM. By offering hardware bundled with WoizeTM free air time scratch cards, consumers of hardware products are encouraged to use the WoizeTM software. Furthermore, consumers can also fill up their prepaid accounts through buying top-up vouchers with calling time.

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

Results of  Operations

During the three months ended June 30, 2006, revenues totaled $ 28,636 with a gross profit of $(10,788). We anticipate that we will not earn substantial revenues until we have reached a commercial production of our services and solutions.

For the three months ended June 30, 2006, we incurred a comprehensive loss of $ (547,074). Most of our expenses were related to general and administrative costs of $ 493,789.

Our accumulated deficit through June 30, 2006 was $ 1,209,753.

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

D. Focus on the source of new revenue streams based upon the WoizeTM service imbedded advertising and marketing interactive channel; and

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

Maintaining the Company's service readiness requires an ongoing financial commitment for research and development, hardware capacity, ongoing service, marketing and office facilities. The Company proposes the following capital expenditures through 2008:

YEAR      DESCRIPTION                                                             AMOUNT         TOTALS
----      -----------                                                          -------------   -----------
2006      Software development                                                   $3,000,000
          Sales and Marketing                                                     3,500,000
          Operation, maintenance, support                                           900,000
          Administration, facilities                                                425,000
                       Total 2006                                                               $7,825,000

2007      Software development                                                   $4,000,000
          Sales and Marketing                                                     4,500,000
          Operation, maintenance, support                                         1,400,000
          Administration, facilities                                                925,000
                       Total 2007                                                              $10,825,000

2008      Software development                                                   $4,000,000
          Sales and Marketing                                                    20,900,000
          Operation, maintenance, support                                         2,750,000
          Administration, facilities                                              2,825,000
                       Total 2008                                               $30,475,000

                                 TOTAL                                                         $49,125,000

Liquidity and Capital Resources


The Company had cash of $ 227,573 as of June 30, 2006 compared to $662,472 as of March 31, 2006.

Net cash used in operating activities for the three months ended June 30, 2006, was $(222,136). For the three months ended June 30, 2006, we had a net loss of $ 563,230, amortization of software development costs of $ 32,263 and depreciation of equipment of $ 7,450. The increase in accounts receivable was $(33,480). The increase in accounts payable and accrued liabilities and deferred revenue was $ 250,059 and $ 57,623, respectively.

For the three months ended June 30, 2006, cash flows used in investing activities was $ 206,849, primarily related to capitalized software development costs.


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

The communications and information services industries are highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than the Company. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of: o telephony companies might roll out their own competitive solutions; o other peer-to-peer competitors might develop their own competitive solutions; o further deregulation and other regulatory initiatives.

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

The Company believes that its future success will depend in part on its ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. The Company's business is managed by a small number of key executive officers, Anders Halldin, Ben Hedenberg, Anders Danker and Daniel Savino. The loss of any of these key executive officers could have a material adverse effect on the Company.

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

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2006, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

Changes in Internal Control

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended June 30, 2006.

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

August 24, 2006

                                        Woize International Ltd.

                                        /s/ Anders Halldin
                                        ------------------
                                        Anders Halldin
                                        Chief Executive Officer

                                        /s/ Ben Hedenberg
                                        -----------------
                                        Ben Hedenberg
                                        Chief Financial Officer

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