Form 10QSB
period 2006-09-30
WOIZE INTERNATIONAL LTD.
filed 2006-11-21
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2006
               --------------------------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-106144

                            Woize International Ltd.
                           --------------------------
                 (Name of small business issuer in its charter)

              Nevada                                  99-039022
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                   1 Kingsway, London WCB 6FX, United Kingdom
                   ------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

| | Yes |X| No

As of November 20, 2006, there are 47,805,280 shares of common stock par value $.001 issued and outstanding and no shares of preferred stock issued and outstanding.

                            WOIZE INTERNATIONAL LTD.

                              Index to Form 10-QSB



PART 1 -- FINANCIAL INFORMATION                                                                      Page
------------------------------------------------------------------------------------------------- ---------

  Item 1.    Financial Statements:
             Interim  Consolidated  Balance Sheets as of September 30, 2006 (unaudited) and March
             31, 2006 (audited)                                                                       3
             Interim Consolidated Statements of Loss and Comprehensive Loss (unaudited)
             Three and Six Months Ended September 30, 2006 and 2005                                   4
             Interim Consolidated  Statements of Stockholders' Equity (Deficit)  (unaudited) Six
             Months Ended September 30, 2006                                                          5
             Interim  Consolidated  Statements  of  Cash  Flows  (unaudited)  Six  Months  Ended
             September 30, 2006 and 2005                                                              6

             Notes to Interim Consolidated Financial Statements (unaudited)                           7

  Item 2.    Management's Discussion and Analysis or  Plan of Operations                              9

  Item 3.    Controls and Procedures                                                                 14

           PART II - OTHER INFORMATION
------------------------------------------------------------------------------------------------- ---------
  Item 1.    Legal Proceedings                                                                       14

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                             14

  Item 3.    Default Upon Senior Securities                                                          14

  Item 4.    Submission of Matters to a Vote of Security Holders                                     14

  Item 5     Other Information                                                                       14

  Item 6.    Exhibits                                                                                14

             Signatures                                                                              15


Part I - Financial Statements

Woize International Ltd.
INTERIM CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                                  September 30,    March 31,
                                                                                      2006           2006
                                                                                   -----------    -----------
                                                                                   (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                           $   106,308    $   662,472
    Accounts receivable                                                                 90,741         33,938
    Prepaid expenses                                                                    39,540         39,623
                                                                                   -----------    -----------

TOTAL CURRENT ASSETS                                                                   236,589        736,033

DUE FROM WOIZE SCANDINAVIA AB                                                          380,167        350,559

EQUIPMENT, NET                                                                          83,769         62,157

SOFTWARE DEVELOPMENT COSTS, NET                                                        988,635        602,717
                                                                                   -----------    -----------

TOTAL ASSETS                                                                       $ 1,689,160    $ 1,751,466
                                                                                   ===========    ===========

LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities:
         Trade                                                                     $   840,972    $   317,416
         Related parties                                                                    --        224,808
    Deferred revenue                                                                   257,629        221,816
                                                                                   -----------    -----------

TOTAL CURRENT LIABILITIES                                                            1,098,601        764,040

NOTE PAYABLE - RELATED PARTY                                                         1,364,042      1,310,755
                                                                                   -----------    -----------

TOTAL LIABILITIES                                                                    2,462,643      2,074,795
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                               --             --

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized - 1,000,000 shares, issued - none            --             --

Common stock - $ 0.001 par value, authorized - 150,000,000 shares, issued
       and outstanding - 47,805,280                                                     47,805         47,370

Capital in excess of par value                                                         562,749        263,034

Accumulated deficit                                                                 (1,402,795)      (646,523)

Accumulated other comprehensive income                                                  18,758         12,790
                                                                                   -----------    -----------

TOTAL STOCKHOLDERS' DEFICIT                                                           (773,483)      (323,329)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 1,689,160    $ 1,751,466
                                                                                   ===========    ===========

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Three and Six Months Ended September 30, 2006 and 2005
(Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                       Three months ended September 30,           Six months ended September 30,
                                          2006                 2005                 2006                 2005
                                    ----------------    -----------------    -----------------    -----------------

REVENUE                             $         50,473    $         145,547    $          79,109    $         145,547

COST OF SALES                                 54,657              104,784               94,081              104,784
                                    ----------------    -----------------    -----------------    -----------------

GROSS PROFIT(LOSS)                            (4,184)              40,763              (14,972)              40,763
                                    ----------------    -----------------    -----------------    -----------------

EXPENSES:
    Amortization of software
      development  costs                      32,250                4,875               64,513                4,875
    General and administrative               129,687               52,728              623,476               52,728
                                    ----------------    -----------------    -----------------    -----------------
                                             161,937               57,603              687,989               57,603
                                    ----------------    -----------------    -----------------    -----------------

INTEREST EXPENSE                              26,921                    -               53,311                    -
                                    ----------------    -----------------    -----------------    -----------------

NET LOSS BEFORE OTHER
    COMPREHENSIVE INCOME (LOSS)             (193,042)             (16,840)            (756,272)             (16,840)

OTHER COMPREHENSIVE INCOME:
    Foreign exchange gain (loss)             (10,562)                   -                5,968                    -
                                    ----------------    -----------------    -----------------    -----------------

COMPREHENSIVE LOSS                  $       (203,604)   $         (16,840)   $        (750,304)   $         (16,840)
                                    ================    =================    =================    =================

LOSS PER SHARE, basic and diluted   $              -    $               -    $          (0.02)    $               -
                                    ================    =================    ================     =================

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES                      47,540,497           27,000,000           47,455,854           27,000,000
                                    ================    =================    =================    =================

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Six Months Ended September 30, 2006 (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                        other
                                         Common stock               Capital in                       comprehensive
                               -------------------------------       excess of        Accumulated       income
                                   Shares            Amount          par value          Deficit         (loss)
                               -------------     --------------   --------------    --------------   --------------

Balance, March 31, 2006           47,370,280     $      47,370    $    263,034      $    (646,523)   $       12,790

   Net loss for the period                 -                 -                -          (756,272)                -

   Sale of common stock at
       $ 0.69 per share              435,000               435          299,715                 -                 -

   Other comprehensive income
       Foreign currency
           translation                     -                 -                -                 -             5,968
                               -------------     -------------    -------------     -------------    --------------

Balance, September 30, 2006       47,805,280     $      47,805    $     562,749     $  (1,402,795)   $       18,758
                               =============     =============    =============     =============    ==============

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2006 and 2005
(Unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                         2006                     2005
                                                                    --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                         $    (756,272)           $     (16,840)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Amortization of software development costs                          64,513                    4,874
       Depreciation of equipment                                           13,303                       --
       Imputed interest expense                                            53,287                       --
       Changes in operating assets and liabilities:
          Accounts receivable                                             (56,803)                      (4)
          Advance to Woize Scandinavia AB                                      --                 (141,151)
          Prepaid expenses                                                     83                       --
          Accounts payable and accrued liabilities                        298,748                   52,728
          Deferred revenue                                                 35,813                  217,390
                                                                    -------------            -------------
Net cash provided by (used in) operating activities                      (347,328)                 116,997
                                                                    -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                 (34,915)                      --
    Software development costs capitalized                               (450,431)                (116,997)
                                                                    -------------            -------------

Net cash used in investing activities                                    (485,346)                (116,997)
                                                                    -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock for cash                             300,150                       --
                                                                    -------------            -------------

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES                               (23,640)                      --
                                                                    -------------            -------------

DECREASE IN CASH DURING THE PERIOD                                       (532,524)                      --

CASH, beginning of period                                                 662,472                       --
                                                                    -------------            -------------

CASH, end of period                                                 $     106,308            $          --
                                                                    =============            =============


SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

       Interest                                                     $          --            $          --
                                                                    =============            =============
       Income taxes                                                 $          --            $          --
                                                                    =============            =============


          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
--------------------------------------------------------------------------------

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

     The interim consolidated financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's March 31, 2006 annual audited consolidated financial statements. The results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

2.   GOING CONCERN

     The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss for the six months ended September 30, 2006 of $ 756,272 (2005 - $ (16,840)), which resulted in an accumulated deficit at September 30, 2006 of $ 1,402,795. At September 30, 2006 current liabilities exceeded current assets by $ 862,012.

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

3.   DUE FROM WOIZE SCANDINAVIA AB

     Woize Scandinavia AB was a related party until December 9, 2005. The amount due from Woize Scandinavia AB, $ 380,167, has no fixed terms of repayment. Also, $ 315,610 due to Woize Scandinavia AB is included in accounts payable and accrued liabilities at September 30, 2006.

Woize International Ltd.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
--------------------------------------------------------------------------------

4.   EQUIPMENT September 30, March 31, 2006 2006

     Computer equipment - at cost                     $   100,052    $   65,137
     Less:  Accumulated depreciation                       16,283         2,980
                                                      -----------    ----------

     Equipment, net                                   $    83,769    $   62,157
                                                      ===========    ==========


5.   SOFTWARE DEVELOPMENT COSTS September 30, March 31, 2006 2006

     Cost                                             $ 1,095,418    $  644,987
     Less:  Accumulated amortization                      106,783        42,270
                                                      -----------    ----------

                                                      $   988,635    $  602,717
                                                      ===========    ==========

     Software development costs in process at September 30, 2006 were $ 450,431.

6.   NOTE PAYABLE TO RELATED PARTIES

     The $ 1.5 million note payable to a related party is unsecured, due in December 2007, and does not bear interest. Interest of $ 221,280 was imputed at a rate of 8% and will be amortized over the term of the note with $135,933 to be expensed in the future as of September 30, 2006.

7.   COMMON STOCK

     In August 2006, the Company executed a private placement by selling 435,000 shares of the Company's common stock to a private investor for proceeds of $300,150.

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

We also offer a unique co-branding solution for our partners. This is a complete "turn-key solution" for companies that decided to enter the digital communication market within a short period of time, with their own co-branded WoizeTM application. The branding value proposition is based on an affiliation benefit model of a specific percentage of all traffic generated from their customers using the telephony services. As a business partner, we provide added value to our partners' existing customers.

Currently, new developments are proceeding in collaboration with manufacturers of USB phones and headsets for the WoizeTM application. By offering hardware bundled with WoizeTM free air time scratch cards, consumers of hardware products are encouraged to use the WoizeTM software.

Critical Accounting Policies
-----------------------------

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

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Estimates of the useful lives of equipment and software development costs
-------------------------------------------------------------------------
Equipment  is  carried  at  cost  less   accumulated   depreciation   using  the
straight-line method over 3 years. Software development costs represent development and testing of software developed by internal and third party suppliers and are initially recorded at cost. Amortization is provided over the estimated useful lives of the software development costs as determined by management using the straight-line method over 5 years.

Concentrations of credit risk
-----------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, accounts receivable and amounts due from Woize Scandinavia AB. The Company evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality.

Fair value
----------
The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximate fair value due to the short term of maturity of those financial instruments. The fair value of the amount due from Woize Scandinavia AB and due to related parties are not readily available.

Results of  Operations
----------------------

Three and six months ended September 30, 2006 compared to the three and six months ended September 30, 2005

We had a net loss of $756,272 for the six months ended September 30, 2006 as compared to $16,840 for the period ended September 30, 2005 and a net loss of $ 193,042 for the three months ended September 30, 2006, as compared to $ 16,840 for the three months ended September 30, 2005. The increase in net loss was a result of decreased revenues and increased expenses for the period ended September 30, 2006. Net loss for the period ended September 30, 2006 comprised of amortization of software developments costs and general and administrative expenses of $687,989 and interest expenses of $53,311.

During the six months ended September 30, 2006, revenues totaled $ 79,109 as compared to $145,547 for the period ended September 30, 2005. The decrease was a result of the implementation of new payment and billing solutions and a refocus towards new market segments. Revenues were $ 50,473 for the three months ended September 30, 2006 as compared to revenues of $ 145,547 for the three months ended September 30, 2005. Gross profit was $(14,972) for the six months ended September 30, 2006 as compared to gross profit of $40,763 for the six months ended September 30, 2005. The decrease was a result of our focus into new market segments and the implementation of new payment and billing solutions. We anticipate that we will not earn substantial revenues until we have reached a commercial production of our services and solutions.

Our accumulated deficit through September 30, 2006 was $ 1,402,795.

Plan of Operations
------------------

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



Liquidity and Capital Resources
-------------------------------

The Company had cash of $ 106,308 as of September 30, 2006 compared to $ 662,472 as of March 31, 2006.

Net cash used in operating activities for the six months ended September 30, 2006, was $(347,328) as compared to net cash provided by operating activities of $116,997 for the six months ended September 30, 2005. The increase is primarily related to increased business and sales activities and launch of new software releases.


For the six months ended September 30, 2006, cash flows used in investing activities was $ 485,346 compared to $116,997 for the six months ended September 30, 2005. The increase is primarily related to capitalized software development costs of $450,431 and purchases of equipment of $34,915.

For the six months ended September 30, 2006, cash flow from financing activities was $ 300,150 compared to $0 for the six months ended September 30, 2005. The increase is as a result of the sale of 435,000 shares of the Company's common stock to an investor. The offering was made pursuant to an exemption from securities afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

We expect to undertake debt or equity financings when needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.



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

FORWARD LOOKING STATEMENTS
---------------------------

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

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2006, the Company sold 435,000 shares to an investor for aggregate proceeds of $300,150. The Offering was made pursuant to an exemption from securities afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None



ITEM 6. EXHIBITS

10.1      Purchase Ageement dated August 25, 2006

31.1 Certification of Chief Executive Officer/Principal Financial and Accounting Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer/ Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2006

                      Woize International Ltd.
                      /s/ Anders Halldin
                      -------------------------
                      Anders Halldin
                      Chief  Executive  Officer  and  Principal   Financial  and
                      Accounting Officer