Form 10KSB/A
period 2006-03-31
WOIZE INTERNATIONAL LTD.
filed 2006-12-01
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                   (Mark One)


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

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

Explanatory Note:

This annual report on Form 10-KSB/A ("Form 10-QKB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended March 31, 2006 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on July 14, 2006.

This amended Form 10-KSB is being filed in response to comments received from the SEC. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

Other than as set forth above, we have not updated the information contained herein for events occurring subsequent to July 14, 2006, the filing date of the Original Form 10-KSB.




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




2004                                        High              Low
---------------------------------           ----              ----
Quarter ended December 31, 2004             $0.10             $0.10

2005                                        High              Low
Quarter ended March 31, 2005                $0.90 (1)         $0.05(1)
Quarter ended June 30, 2005                 $0.93             $0.51
Quarter ended September 30, 2005            $3.20             $0.35
Quarter ended December 31, 2005             $2.85             $1.75

2006                                        High              Low
Quarter ended March 31, 2006                $2.42             $1.32

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

The WoizeTM digital communication services currently include the following major value propositions:

- Digital Telephony
- Digital Text
- Digital Transfer
- Digital Information feed
- Digital Interactive Advertising

Digital Telephony

The WoizeTM digital telephony value proposition for the end user includes, but is not limited to, the following features: o PC-2-PC digital telephony over Internet between Woize users or SIP users free of charge o free valid telephone number for outbound and inbound calls o A complementary free SIP-account o free Voicemail o call forwarding (allows the user to define a number that the Woize number will be forwarded to if the user is not logged in or is unable to take the call) o billing per second o prepaid account refill with various electronic payment methods along with prepaid top-up vouchers o real time account management (left on users account and current call cost, transaction logging) o contact list and phone book for easy and simple dialing or phone logging (displays missed, outgoing and incoming call) Digital Text o instant messaging
(IM) o multi chat capability o outbound SMS

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


ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about the directors and executive officer follows:

       NAME                 AGE        POSITION AND TERM OF OFFICE
       ------------------  ------     -------------------------------
       Daniel Savino        34         Chairman and Director

       Anders Halldin       48         President and Director


       Anders Danker        45         Secretary and Director



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


ANDERS DANKER, Director and Secretary since December 9, 2005. In 2002, Mr. Danker became Sales Director Nordic operations of Atos Origin, a data processing firm. From 2000 through 2002, he was Senior Investment Director, Ericsson Business Innovation, - a global venture organization for the Ericsson group. From 1998 through 2000, Mr. Danker was Global Sales Director, Interbizz Ltd, a software solution company providing advanced software solutions for the global financial industry. From 1993 through 1998, Mr. Danker held the positions of

Director  Business  Development  and Global  Sales  Director  at Trema  Treasury
Management Ltd, an international consulting and development company, specializing in treasury and risk management. Mr. Danker also held several Senior Management positions within the banking, trading and corporate- finance industries. In 1987 he graduated from the University of Turku, Finland, and received a Master's Degree in Business Administration . Conflicts of Interest.


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

                                                                      Other                       Securities                   Other
                                                                     Annual     Restricted        Under-lying                Compen-
               Name and                                              Compen-    Stock Award(s)    Options/         LTIP      sation
          Principal Position     Year      Salary ($)   Bonus ($)  sation ($)   ($)               SARs (#)(2)  Payouts ($)      ($)
     ------------------------- ---------- ------------- ---------- ------------ ----------------- ------------ ------------- -------
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

ITEM 13. EXHIBITS.

ITEM 13. EXHIBITS.



Exhibit
Number                             Description
--------------------------------------------------------------------------------

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

31.1 Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

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


December 1, 2006

                                     Woize International Ltd.

                                     By:/s/ Anders Halldin
                                     ------------------------
                                     Anders Halldin
                                     Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/s/ Daniel Savino        Chairman of the Board of Directors    December 1, 2006
-------------------
Daniel Savino

/s/ Anders Halldin       President & Chief Executive Officer   December 1, 2006
-------------------
Anders Halldin

/s/ Anders Danker        Director                              December 1, 2006
 ------------------
Anders Danker

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

  Consolidated statements of cash flows
         Years ended March 31, 2006 and 2005                               F-6

  Notes to consolidated financial statements                       F-7 to F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Woize International, Ltd. and Subsidiaries

We have audited the consolidated balance sheets of Woize International, Ltd. and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of loss and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woize International, Ltd. and subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                      /s/ Whitley Penn LLP
                                      ---------------------
                                      Dallas, Texas
                                      May 19, 2006

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

Woize International Ltd. and Subsidiaries
 (formerly Bravo Resources Ltd.)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Years ended March 31, 2006 and 2005

                                                                                           2006                2005
                                                                                      ------------         ------------
    REVENUE                                                                           $    205,098         $          -

    COST OF SALES                                                                          151,065                    -
                                                                                      ------------         ------------

    GROSS PROFIT                                                                            54,033                    -

    EXPENSES
        Acquisition costs                                                                  163,006                    -
        Amortization of intangible assets                                                   42,270                    -
        General and administrative                                                         463,245                    -
                                                                                      ------------         ------------
                                                                                           614,488                    -

    INTEREST EXPENSE                                                                        32,035                    -
                                                                                      ------------         ------------

    NET LOSS BEFORE OTHER
        COMPREHENSIVE INCOME                                                              (646,523)                   -

    OTHER COMPREHENSIVE INCOME
        Foreign currency translation gain                                                   12,790                    -
                                                                                      ------------         ------------

    COMPREHENSIVE LOSS                                                                $   (633,733)        $          -
                                                                                      ============         ============

    LOSS PER SHARE, basic and diluted                                                 $      (0.02)        $          -
                                                                                      ============         ============

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            33,211,816           27,000,000
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

The net liabilities of Woize International Ltd (previously named Bravo Resources
Ltd), the acquired entity and accounting subsidiary, were recorded at their historical cost basis, which approximates fair value at the date of acquisition, December 9, 2005.The net liabilities of the Company were recorded at their historical cost basis, which approximates fair value as follows:

                   Cash                         $    8,506
                   Notes payable                  (118,042)
                                                ----------
                                                $ (109,536)

Woize Ltd was founded in 2001 under the United Kingdom Small Company Act, under the name NetEx Ltd. The Company is domiciled in the United Kingdom and was dormant until December 1, 2004, when it changed its name to Woize Ltd.

The focus of Woize Ltd's business is to develop a software solution for telecommunication over the Internet. At the beginning of December 2004 Woize
Ltd. started the development of the intellectual property by using certain software development companies as subcontractors. Since Woize Ltd did not have any service resources, Woize Ltd. entered into a service agreement with BananaIsland AB to provide services in the areas of server capacity, internet and consulting. The service agreement also granted BananaIsland AB the right to market and sell the Woize service in Sweden. Based on this, BananaIsland AB changed its name to Woize Scandinavia AB to include the "Woize" brand.

Woize International Ltd. and Subsidiaries
(formerly Bravo Resources Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1. ORGANIZATION - continued

Pursuant  to a  Services  Agreement  dated as of  September  3, 2004 (the  "2004
Services Agreement") between Woize Ltd and BananaIsland AB (n/k/a Woize Scandinavia, AB), Woize Scandinavia AB agreed to provide certain services related to the launch and market testing of the Woize Ltd. software platform and technical infrastructure services. These services included, among others, managed customer system services, support services, billing services, web management and marketing promotion. In accordance with the terms of the 2004 Services Agreement, the base fee for the services provided by Woize Scandinavia was 65 000 SEK or approximately USD $8,940 per week, including 40 hours of consultancy per week. The fees for additional consultancy services were an hourly rate of 650 SEK or approximately USD $89.40. Woize Lt.d and Woize Scandinavia have mutually agreed that due to the fact that the operation of Woize Ltd was in its start-up phase there was no need to fully utilize the agreed services. Both parties agreed to utilize only the needed resources, thus limiting the cost and compensation involved.

On October 1, 2005, the Company entered into a Services Agreement (the "2005 Services Agreement")with Woize Scandinavia AB which replaced and superseded the 2004 Services Agreement. Pursuant to the terms of the 2005 Services Agreement, Woize Scandinavia AB agreed to provide the following services in Sweden and such other territories as the parties may agree to: (A) hosting services; (B) operation and support services; and (C) other consultancy service, including accounting and billing service, management of customer data record and statistics, managing third party suppliers to Woize, managing payment and fraud detection processes, and management and control of the production and delivery of free and prepaid scratch cards. The 2005 Services Agreement provided for fees as follows: (i) USD$80 - $125 per hour for consultancy services depending on mutually decided skill levels, (ii) $3,500 per month for server capacity, if fully utilized, (ii) communication fees of $4,700 per month for maximum capacity. The 2005 Agreement provides for an initial term of three years which shall continue thereafter unless terminated by not less than 90 business days notice.

The services provided to Woize Ltd were only a limited part of the on-going business operation of Woize Scandinavia AB. The services outsourced to Woize Scandinavia AB, by Woize Ltd, were only a limited part the operation of Woize Ltd.

The fees paid to Woize Scandanavia AB for the fiscal year ended March 31, 2006 was SEK 328,150 or approximately USD$ 45,262..

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


                                                               2006
                                                           -----------
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
                                                     =========


                                  Contingencies


The Company is responsible for the payment of stamp duty in the United Kingdom in connection with the reverse acquisition of Woize Ltd. which stamp duty was due within 30 days from the closing of the acquisition. The amount payable is contingent upon determination of the value, for stamp, duty purposes, of the consideration issued by the Company in exchange for Woize Ltd. The stamp duty of 0.5% will become payable once the valuation has been determined and the appropriate filings have been submitted to the United Kingdom's taxation authority. The stamp duty will be subject to audit by the taxation authorities. No amount has been recorded for this contingency as such amount is not estimatable.


On November 25, 2004 the Company was notified of a potential claim of copyright infringement which was rebutted by letter on November 30, 2004. There has been no further substantive correspondence in relation to this matter since December 15, 2004.