Form 10QSB
period 2007-01-31
WOIZE INTERNATIONAL LTD.
filed 2007-03-20
CIK 1219584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: December 31, 2006

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

| | Yes |X| No

As of February 12, 2007, there are 47,805,280 shares of common stock par value $.001 issued and outstanding and no shares of preferred stock issued and outstanding.

                            WOIZE INTERNATIONAL LTD.

                              Index to Form 10-QSB



PART 1 -- FINANCIAL INFORMATION                                                                     Page
------------------------------------------------------------------------------------------------- ---------

  Item 1.    Financial Statements:
             Consolidated  Balance Sheet as of December 31, 2006  (unaudited) and March 31, 2006
             (audited)                                                                               2
             Interim Consolidated Statements of Loss and Comprehensive Loss (unaudited)
             Three and Nine Months Ended December 31, 2006 and 2005                                  3
             Consolidated  Statements  of  Stockholders'  Equity  (Deficit)  Nine  Months  Ended
             December 31, 2006 (unaudited) and year ended March 31, 2006 (audited)                   4
             Interim  Consolidated  Statements of Cash Flows Nine Months Ended December 31, 2006
             and 2005 (unaudited)                                                                    5

             Notes to Interim Consolidated Financial Statements (unaudited)                          7

  Item 2.    Management's Discussion and Analysis or  Plan of Operations                             9

  Item 3.    Controls and Procedures                                                                 13

           PART II - OTHER INFORMATION
------------------------------------------------------------------------------------------------- ---------
  Item 1.
             Legal Proceedings                                                                       14

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                             14

  Item 3.    Default Upon Senior Securities                                                          14

  Item 4.    Submission of Matters to a Vote of Security Holders                                     14

  Item 5     Other Information                                                                       14

  Item 6.    Exhibits                                                                                15

             Signatures                                                                              16

Part I - Financial Statements
Woize International Ltd.
CONSOLIDATED BALANCE SHEETS


                                                                               December 31,          March 31,
                                                                                  2006                 2006
                                                                             -----------------    -----------------
                                                                                (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                     $         138,835    $         662,472
    Accounts receivable                                                                 86,581               33,938
    Prepaid expenses                                                                    14,689               39,623
                                                                                  ------------         ------------

TOTAL CURRENT ASSETS                                                                   240,105              736,033

DUE FROM WOIZE SCANDINAVIA AB                                                          394,861              350,559

EQUIPMENT, NET                                                                          74,761               62,157

SOFTWARE DEVELOPMENT COSTS, NET                                                      1,273,493              602,717
                                                                                  ------------         ------------

TOTAL ASSETS                                                                 $       1,983,220    $       1,751,466
                                                                                  ============         ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities
         Trade                                                               $       1,228,451    $         317,416
         Related parties                                                                     -              224,808
    Deferred revenue                                                                   263,794              221,816
    Current portion of note payable - related party                                  1,391,506                    -
                                                                                  ------------         ------------

TOTAL CURRENT LIABILITIES                                                            2,883,751              764,040

NOTE PAYABLE - RELATED PARTY (less current portion)                                          -            1,310,755
                                                                                  ------------         ------------

TOTAL LIABILITIES                                                                    2,883,751            2,074,795

COMMITMENTS AND CONTINGENCIES                                                                -                    -

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized - 1,000,000 shares, issued - none             -                    -

Common stock - $ 0.001 par value, authorized - 150,000,000 shares, issued and outstanding 47,805,280 and 47,370,280 at December 31, 2006, and
       March 31, 2006, respectively.                                                    47,805               47,370

Capital in excess of par value                                                         562,749              263,034

Cash received in respect to common stock to be issued (Note 7)                         500,000                    -

Accumulated deficit                                                                 (2,007,801)            (646,523)

Accumulated other comprehensive income (loss)                                           (3,284)              12,790
                                                                                  ------------         ------------

TOTAL STOCKHOLDERS' DEFICIT                                                           (900,531)            (323,329)
                                                                                 -------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $       1,983,220    $       1,751,466
                                                                                  ============         ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Three and nine months ended December 31, 2006 and 2005
(Unaudited)

                                       Three months ended December 31,            Nine months ended December 31,
                                          2006                 2005                 2006                 2005
                                    ----------------    -----------------    -----------------    -----------------
REVENUE                             $         54,560    $          19,384    $         133,669    $         164,931

COST OF SALES                                 98,502               33,594              192,583              138,378
                                        ------------         ------------         ------------         ------------

GROSS PROFIT (LOSS)                          (43,942)             (14,210)             (58,914)              26,553

EXPENSES
    Acquisition costs                              -              163,006                    -              163,006
    Amortization of software
      development costs                       37,443               18,861              101,956               23,736
    General and administrative               496,182              107,980            1,119,657              160,708
                                        ------------         ------------         ------------         ------------
                                            (533,625)            (289,847)          (1,221,613)            (347,450)

INTEREST EXPENSE                              27,440                6,166               80,751                6,166
                                        ------------         ------------         ------------         ------------

NET LOSS BEFORE OTHER
    COMPREHENSIVE INCOME                    (605,007)            (310,223)          (1,361,278)            (327,063)

OTHER COMPREHENSIVE INCOME
    Foreign exchange gain (loss)              10,480                 (925)              16,074                 (925)
                                        ------------         -------------        ------------         -------------

COMPREHENSIVE LOSS                  $       (594,527)   $        (311,148)   $      (1,345,204)   $        (327,988)
                                        ============         ============         ============         ============

LOSS PER SHARE, basic and diluted   $          (0.01)   $           (0.01)   $           (0.03)   $           (0.01)
                                        ============         ============         ============         ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES                      47,805,280           28,629,622           47,572,019           28,629,622
                                        ============         ============         ============         ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Nine months ended December 31, 2006 (unaudited) and year ended March 31, 2006 (audited)



                                                                                                        Deficit       Accumulated
                                                                                   Cash received      accumulated       other
                                       Common stock                Capital in       in respect         during the    comprehensive
                               -------------------------------     excess of      to common stock     development       income
                                   Shares           Amount         par value       to  be issued         stage          (loss)
                               -------------    --------------   --------------   ----------------  --------------  ---------------
Balance, March 31, 2005                    2    $            4   $            -   $              -  $            -  $             -

   Recapitalization of
       stockholders' equity
       on reverse acquisition     46,088,230            46,084       (1,923,178)                 -               -                -

   Sale of common stock at
       $ 1.95 per share (net
       of share issuance
       costs of $ 312,499)         1,282,048             1,282        2,186,212                  -               -                -

   Net loss for the year                   -                 -                -                  -        (646,523)               -

   Other comprehensive income
       Foreign currency
       translation                         -                 -                -                  -               -           12,790
                               -------------    --------------   --------------   ----------------  --------------  ---------------

Balance, March 31, 2006           47,370,280            47,370          263,034                  -        (646,523)          12,790

   Net loss for the period                 -                 -                -                         (1,361,278)               -

   Sale of common stock at
       $ 0.69 per share              435,000               435          299,715                  -               -                -


   Cash received in respect
      to common stock to
      be issued (Note 7)                   -                 -                -            500,000               -                -

   Other comprehensive income
       Foreign currency
       translation                         -                 -                -                  -               -          (16,074)
                               -------------    --------------   --------------   ----------------  --------------  ---------------
Balance, December 31, 2006        47,805,280    $       47,805   $      562,749   $        500,000  $   (2,007,801) $        (3,284)
                               =============    ==============   ==============   ================  ==============  ===============

   The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
Nine months ended December 31, 2006 and 2005
(Unaudited)

                                                                                2006                     2005
                                                                         ---------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                                  $      (1,361,278)   $        (327,063)
    Adjustments to reconcile net loss to net cash used in
    operating activities
       Amortization of software development costs                                      101,956               23,736
       Depreciation of equipment                                                        22,311                  521
       Imputed interest expense                                                         80,751                6,166
       Changes in operating assets and liabilities:
          Accounts receivable                                                          (52,643)             (23,169)
          Advance to Woize Scandinavia AB                                              (44,302)            (357,013)
          Prepaid expenses                                                              24,934                    -
          Accounts payable and accrued liabilities                                     686,227              407,207
          Deferred revenue                                                              41,978              214,862
                                                                                  ------------         ------------
Net cash used in operating activities                                                 (500,066)             (54,753)

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid to effect the Bravo acquisition                                                -             (598,370)
    Purchase of equipment                                                              (34,915)             (18,729)
    Software development costs capitalized                                            (772,732)            (474,728)
                                                                                  ------------         ------------

Net cash used in investing activities                                                 (807,647)          (1,091,827)

CASH FLOW FROM FINANCING ACTIVITY
    Sale of common stock for cash                                                      800,150            2,187,494

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES                                            (16,074)                (925)
                                                                                 -------------         ------------

INCREASE (DECREASE) IN CASH DURING THE PERIOD                                         (523,637)           1,039,989

CASH, beginning of period                                                              662,472                    -
                                                                                 ------------          ------------

CASH, end of period                                                          $         138,835    $       1,039,989
                                                                                 ============          ============


SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

       Interest                                                              $               -    $               -
                                                                                 =============         ============

       Income taxes                                                          $               -    $               -
                                                                                 =============         ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

Woize International Ltd.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

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

     The interim consolidated financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's March 31, 2006 annual audited consolidated financial statements. The results of operations for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

2.   GOING CONCERN

     The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss for the nine months ended December 31, 2006 of $ 1,361,278 (2005 - $ 327,063), which resulted in an accumulated deficit at December 31, 2006 of $ 2,007,801. At December 31, 2006 current liabilities exceeded current assets by $ 2,643,646.

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

3.   DUE FROM WOIZE SCANDINAVIA AB

     Woize Scandinavia AB was a related party until December 9, 2005. The amount due from Woize Scandinavia AB, $ 394,861, has no fixed terms of repayment. Also, $ 327,808 and $ 291,030 due to Woize Scandinavia AB is included in accounts payable and accrued liabilities at December 31, 2006 and March 31, 2006, respectively.

Woize International Ltd.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
 (Unaudited)


4.   EQUIPMENT

                                                 December 31,       March 31,
                                                     2006             2006

       Computer equipment - at cost           $      100,052    $      65,137
       Less:  Accumulated depreciation                25,291            2,980
                                                 -----------       ----------

       Equipment, net                         $       74,761    $      62,157
                                                ============       ==========


5.   SOFTWARE DEVELOPMENT COSTS

                                                 December 31,       March 31,
                                                     2006             2006

       Cost                                   $    1,417,719    $     644,987
       Less:  Accumulated amortization               144,226           42,270
                                                ------------       ----------

                                              $    1,273,493    $     602,717
                                                ============       ==========

     Software development costs in process at December 31, 2006 were $756,899.

6.   NOTE PAYABLE TO RELATED PARTIES

     The $ 1.5 million note payable to a related party is unsecured, due in December 2007, and does not bear interest. Interest of $ 221,280 was imputed at a rate of 8% and is being amortized over the term of the note.


7.   CASH RECEIVED IN RESPECT TO COMMON STOCK TO BE ISSUED


     The Company raised new capital by way of private placement of common stock. The stock purchases were contracted during November 2006 and resulted in net cash receipts received by the Company of $597,500 (after deducting commissions due amounting to $2,500). Of this amount $500,000 was received during December 2006 and the balance remaining in January 2007. 11,166,667 shares of common stock are to be issued pursuant to the placement; however, the stock certificates have not yet been issued. The Company has accounted for the cash received as a separate line within Stockholders Deficit in the balance sheet. Warrants are also included in the placement with one half of a warrant to purchase a share of the Company's common stock for $0.40 per share exercisable within five years, attached to 11,000,000 shares sold in the placement.

8.   WARRANTS ISSUED FOR SERVICES

     On November 30, 2006, the Company entered into a consulting agreement with a consulting firm to provide services to the Company. The consideration payable under this agreement is $ 7,000 per month together with the issuance of warrants to subscribe for 150,000 shares of the Company's common stock exercisable at any time at the option of the holder of the warrants for a price of $0.22 per share, which was the market price of the Company's shares at the date of the agreement. The warrants expire after five years from the date of issuance. The Company used the Black Scholes Option Pricing Model to value the warrants at $28,800 and is charging the cost in the income statement on a straight line basis over the minimum length of the contract of services to be provided, which is six months. In applying the Black Scholes Option Pricing Model, the Company used a volatility factor of 189%, an expected life of 2.5 years, no expected dividends, and a risk free rate of interest of 4.75%.

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

Digital Communication Service

Woize provides advanced communications services for individuals. We also provide next generation marketing and communication tools, utilizing the means of IP-telephony, to businesses.

Our communications services include incoming and outgoing phone calls, voice mail, call forwarding, instant messaging, SMS, RSS and a number of other features. Our applications are currently available for the PC, Pocket PC and Smartphone, and can be downloaded at www.woize.com. Additionally, our telephony services can be used with SIP-based hardware.

Our communication applications are powerful and flexible marketing tools as they can be fully branded to suit any business, and configured to display dynamic content.

For web advertisers, we offer Click2Call, a technology to establish phone calls by clicking on a link or ad banner, thus combining the advantages of web-based advertising and direct voice-to-voice communication. Since 2006, Click2Call has been used by Eniro, the leading Scandinavian yellow pages directory service on the web.

We also offer a unique co-branding solution for our partners. This is a complete "turn-key solution" for companies that decide to enter the digital communication market within a short period of time, with their own co-branded WoizeTM application. The branding value proposition is based on an affiliation benefit model of a specific percentage of all traffic generated from their customers using the telephony services. As a business partner, we provide added value to our partners' existing customers.

Currently, new developments are proceeding in collaboration with manufacturers of USB phones, SIP phones and Smartphones for the WoizeTM applications. By offering hardware bundled with WoizeTM free air time scratch cards, consumers of hardware products are encouraged to use the WoizeTM software.

Results of  Operations

Nine and three months ended December 31, 2006 compared to the nine and three months ended December 31, 2005

We had a net loss of $1,361,278 for the nine months ended December 31, 2006 as compared to $327,063 for the nine months ended December 31, 2005 and a net loss of $605,007 for the three months ended December 31, 2006, as compared to $310,223 for the three months ended December 31, 2005. The increase in net loss was mainly a result of substantially increased selling, general, administrative and legal expenses for the period ended December 31, 2006, which are in line with the generally larger scale of operations in the period, as the Company continues to grow. Net loss for the nine month period ended December 31, 2006 was calculated after charging amortization of software developments costs of $101,956; general and administrative expenses of $1,119,657 and interest expense of $80,751.

During the nine months ended December 31, 2006, revenues totaled $133,669 as compared to $164,931 for the nine months ended December 31, 2005. The decrease is not regarded as significant since the Company is not yet in a fully commercial stage and sales, while significant, are largely incidental to the Company's current stage of development. Revenues were $ 54,560 for the three months ended December 31, 2006 as compared to revenues of $19,384 for the three months ended December 31, 2005.

Gross profit (loss) was $(58,914) for the nine months ended December 31, 2006 as compared to gross profit of $26,553 for the nine months ended December 31, 2005. The decrease was a result of our focus into new market segments.

We anticipate that we will not earn substantial revenues until we have reached a commercial production of our services and solutions.

Our accumulated deficit through December 31, 2006 was $2,007,801.

Plan of Operations

Our primary strategy is to increase our customer base by providing the WoizeTM services to branding partners, direct retail channels and directory lookup service providers in the digital telephony/communications industry. To obtain faster growth, we plan to enter into additional strategic partnerships and alliances. Our management has identified five areas of focus to support this strategy:

A. Continuing our commitment to research and development leading to new product innovations focusing on mobile applications;

B. Depending on our branding partners, roll out plans for various countries we need to establish local interconnects and operational environments;

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

Maintaining the Company's service readiness requires an ongoing financial commitment for research and development, hardware capacity, ongoing service, marketing and office facilities. The Company expects to make substantial investment in sales and marketing activity and in software development throughout 2007 and beyond. We estimate that to secure our position in the dynamic VoIP market we would need to spend approximately $4,000,000 on both software development and marketing and therefore need access to significant capital investment from funding sources. In view of our limited operating history, our ability to obtain additional funds, by either debt or equity financings, is limited. Further, there can be no assurance that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Alternative  and/or  parallel  strategies,   which  we  are  exploring,  include
commercial alliances, joint ventures and merger/acquisition activity which aim to build our market position on a fast track basis.

Liquidity and Capital Resources

The Company had cash of $ 138,835 as of December 31, 2006 compared to $ 662,472 as of March 31, 2006.

Net cash used in operating activities for the nine months ended December 31, 2006, was $500,066 as compared to $54,753 for the nine months ended December 31, 2005. The increase is primarily related to the increased scale of business operations and associated sales, general, legal and administrative costs.

For the nine months ended December 31, 2006, cash flows used in investing activities was $807,647 compared to $1,091,827 for the nine months ended December 31, 2005. The decrease is primarily related to cash paid to effect the Bravo acquisition in the nine months ended December 31, 2005. Capitalized software development costs of $772,732 were incurred in the nine months ended December 31, 2006, versus $474,728 in the nine months ended December 31, 2005.

For the nine months ended December 31, 2006, cash flow from financing activities was $800,150 compared to $2,187,494 for the nine months ended December 31, 2005. The difference is attributed to the cash raised at the time of the reverse merger.

Cash flow from financing activities for the nine months ended December 31, 2006 comprised of (a) the sale of 435,000 shares of the Company's common stock to an investor in August, 2006 for a net consideration of $300,150 and (b) the sale of 11,000,000 Units, each Unit comprises one share of the Company's common stock and one half of a warrant to purchase a share of the Company's common stock for $0.40 per share exercisable within five years. These Units were sold to nine separate investors under the terms of placing agreements dated November, 2006 in consideration for a cash sum of $550,000 and (c) the sale of 166,667 shares of the Company's common stock to an investor in November 2006 for a cash sum of $47,500 (which was received net of a commission of $2,500). $500,000 of the cash receivable in respect of items (b) and (c) above was received in December 2006, the balance was received in January 2007; and the 11,166,667 shares to be issued in consideration for this cash investment have yet to be issued. The sum of $500,000 received in December 2006 is classified on the balance sheet within "Shareholders Deficit" as "Cash received in respect to common stock to be issued".

The private placement offerings were made pursuant to exemptions from registration afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

At December 31, 2006, we had a working capital deficit of $2,643,646. We expect to undertake debt or equity financings when needed to better enable us to grow and meet our future operating and capital requirements. In view of our limited operating history, our ability to obtain additional funds is limited. Further, there can be no assurance that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

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

The Company believes that its future success will depend in part on its ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. The Company's business is managed by a small number of key executive officers, Anders Halldin and Martin Thorp. The loss of any of these key executive officers could have a material adverse effect on the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 14, 2006, the Company sold 166,667 shares to an investor for aggregate proceeds of $50,000. The Offering was made pursuant to an exemption from securities afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

On November 29, 2006, the Company entered into a Purchase Agreement pursuant to which the Company sold an aggregate of 11,000,000 units to 9 accredited investors. Each unit consists of one share of common stock and one-half of one five- year warrant to purchase one share of common stock of the Company. The units were sold at a price of $0.05 per unit or an aggregate of $550,000. The warrants have an exercise price of $0.40 per share and a term of five years. The private placement closed on December 29, 2006. The shares and warrants were issued to the investors in early 2007.

The above Offerings were made pursuant to an exemption from securities afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number                       Description
------------------  ------------------------------------------------------------
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

3.2 Certificate of Change Pursuant to NRS 78.209 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on February 18, 2005)

3.3                 International   Ltd.   (Incorporated  by  reference  to  the
                    Company's current report on Form 8-K filed with the SEC on December 15, 2005)

3.4                 Bylaws   (Incorporated   by  reference   to  the   Company's
                    Registration Statement on Form SB-1 which was filed on June 16, 2006, File number 333-106144).

10.1 Purchase Agreement dated August 25, 2006 by and between the Company and Linden & Loven Holding AB (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on November 21, 2006)

10.2 Purchase Agreement dated November 14, 2006 by and between the Company and Jan Orrenius*

10.3 Purchase Agreement dated November 29, 2006 by and between the Company and the investors listed on Exhibit A attached thereto (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on January 16, 2007)

31.1 Certification by Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule
                    15d-14(a)  of the  Exchange  Act,  promulgated  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule
                    15d-14(a)  of the  Exchange  Act,  promulgated  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2006

                                   Woize International Ltd.

                                   /s/ Anders Halldin
                                   ------------------
                                   Anders Halldin
                                   Chief Executive Officer



                                   /s/ Martin Thorp
                                   ----------------
                                   Martin Thorp
                                   Chief Financial Officer