Form 10KSB
period 2007-03-31
WOIZE INTERNATIONAL LTD.
filed 2007-07-16
CIK 1219584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2007

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE TRANSITION PERIOD FROM __________ TO ________________

COMMISSION FILE NUMBER ________________________________

Woize International Ltd.
(Name of small business issuer in its charter)

NEVADA	99-039022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor, 14 South Molton Street,
London W1K 5QP, United Kingdom
(Address of principal executive offices) (Zip Code)
Issuer's telephone Number: +44 (1) 20 71016560

Copies to:
Richard A. Friedman, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, NY 10006
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

State issuer's revenues for its most recent fiscal year. $131,348.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of July 12, 2007 based upon the closing price of the Common Stock as quoted on the Over the Counter Bulletin Board (OTCBB) on July 11, 2007, was approximately $6,496,554.

As of July 12, 2007, the issuer had 61,871,947 outstanding shares of Common Stock.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

On December 9, 2005, our predecessor Bravo Resources Ltd. acquired all of the issued and outstanding capital stock of Woize Limited., a United Kingdom company, ("Woize" or "Woize Ltd") in exchange for 27,000,000 million shares of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through our wholly owned subsidiary, Woize, Ltd., we changed our name to Woize International Ltd., effective as of December 9, 2005.

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

Business overview

During the year ended March 31, 2007, we have largely been engaged in the continued development of our VoIP and ‘Click to Call’ (“C2C”) technology (“IPR”), described below. Subsequent to March 31, 2007, we commenced business development activity with the objective of starting to commercially exploit this technology. Our strategy includes, focusing on the following: (i) direct sales of business to business solutions built around our core technology; and (ii) seeking alliances and revenue sharing joint ventures with companies who are synergistic with us and are well positioned to make commercial use of the IPR.

During part of the year ended March 31, 2007, we operated a VoIP service through our web site to individuals. However, revenues from this activity were $44,000. Our management does not believe that offering low cost VoIP telephony is and will not be a major aspect of our ongoing strategy because of the low margins involved. However, we will continue to make a VoIP service available on our web site and expect to re-launch this shortly.

Interruptions to development program and VoIP service

We have been involved in an ongoing dispute with a number of our service providers regarding certain invoices submitted to us for services allegedly provided by the service providers. As a result of the dispute, the service providers have withheld their services and accordingly our system has become unavailable to our customers and we are no longer able to offer a VoIP service on our website. The Woize system which delivers our IP-telephony services to end users became unavailable when the supplier of our hosting environment terminated its contract with Woize, in March 2007. In addition, at around the same time, other service providers, to whom Woize subcontracted the development and maintenance of parts of the Woize system also terminated their contracts with the Company, or otherwise withheld services to us. In addition, these service providers have refused to hand over to Woize, the development work, which pursuant to the applicable agreements, are the property of Woize, and are also holding, and refusing to release, other property of Woize .

In aggregate, the various suppliers are claiming approximately $550,000 from Woize. Many of these claims are not adequately substantiated and some are unsupported. We have requested that the suppliers substantiate the claims but in most instances relevant and appropriate support has not been provided with adequate supporting documentation.

We have attempted to negotiate the resolution of this dispute both expeditiously, however, we have to-date been unable to reach an agreement with the service providers. We may determine to take appropriate legal action to obtain compliance with the terms of the agreements with the various service providers and to secure return of our unlawfully witheld property.

Ongoing strategy

In the light of the interruptions described above we have determined to realign our short term strategy as follows:

1.
Recover and catalogue the IPR that the Company  had developed with Woize through our prior relationships with the service providers, which was, to varying degrees, work in process at the date that the suppliers terminated their relationship with Woize. Our intention is to delay the use of this IPR for future commercial application. Although, we have recovered important IPR; certain IPR, which was work in process at the time that the suppliers disrupted the development program, requires the future support of the sub-contractors or significant new investment by Woize to complete the recovery.

2.
Direct our main business development and technical support effort on building and developing the Woize’s ‘Click to Call’ (‘C2C’) “business to business” solutions, which management believes has considerable potential.

3.
Temporarily delay further work on our ongoing development program and concentrate our business development around established IPR. This will include working with (i) companies with less sophisticated VoIP or C2C technology who have an established customer base and strong business development capability (ii) companies who have advanced communication technology that is synergistic with Woize’s IPR and would benefit from working with Woize to mutual gain; and (iii) marketing companies who sell business solutions which would benefit from the inclusion of Woize’s VoIP or C2C IPR. Management believes that these strategies may lead to license revenues for use of Woize’s IPR, joint venture revenue sharing arrangements with marketing companies (especially new marketing companies that focus on internet and telephony based solutions) or direct sales of customized business solutions using the sophisticated  features of Woize’s IPR.

ITEM 2. DESCRIPTION OF PROPERTY.

During the year ended March 31, 2007, we conducted our development operations from two locations in Sweden, in Stockholm and Lulea. We also have use of a London office located at 1 Kingsway which we use free of charge because of its small size and the fact that it is occupied by a commercial partner of ours.

On March 1, 2006, we entered into a lease agreement for a term of three years for our Stockholm office. This lease has a base rent of SEK 982,000 per year (USD$133,787), with a discount of SEK 320,000 (USD$43,596) for the first year of the term and SEK 75,000 (USD $10,217) for the second year of the term. We have sub-let office space to three technology companies. With the decision to temporarily curtail ongoing development activity we no longer need such space and we are in negotiation with the landlord to terminate the lease. The Lulea premises are the main office of one of our development contractors who made space available for two of our employees to work alongside their outsourced team. We no longer need this space and have therefore vacated it without any ongoing obligation.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in the following threatened or actual legal actions:

On November 25, 2004, the Company was notified of a potential claim of copyright infringement which was rebutted by letter on November 30, 2004. There has been no further substantive correspondence in relation to this matter since December 15, 2004.

On August 28, 2006 the Company was notified of a potential claim by a company that processed credit card payments by end users of Woize's web based VoIP system. The payment Company alleged that it was entitled to penalties in respect of fraudulent  use of credit cards by end users, of which Woize has no knowledge. Woize  rebutted the potential claims by letter dated September 22, 2006. During April 2007, the payment supplier repeated its allegations and Woize immediately rebutted, as previously. There has been no further correspondence.

We have been involved in an ongoing dispute with a number of our service providers regarding certain invoices submitted to us for services allegedly provided by the service providers. As a result of the dispute, the service providers have withheld their services and accordingly our system has become unavailable to our customers and we are no longer in a position to be able to offer a VOIP service on our website. The Woize system which delivers our IP-telephony services to end users became unavailable when the supplier of our hosting environment terminated its contract with Woize in March 2007. In addition, at around the same time, other service providers, to whom Woize subcontracted the development and maintenance of parts of the Woize system also terminated their contracts with the Company, or otherwise withheld services to us. In addition, these service providers have refused to hand over to Woize, the development work, which pursuant to the applicable agreements, are the property of Woize, and are also holding, and refusing to release, other property of Woize limited. In aggregate, the various suppliers are claiming approximately $550,000 from Woize. Many of these claims are not adequately substantiated and some are unsupported. We have repeatedly requested that the suppliers substantiate the claims but in most instances have not been provided with adequate supporting documentation. We have attempted to negotiate the resolution of this dispute both amicably and expeditiously. However, we have been unable to reach an agreement with the service providers. These claims are robustly disputed by Woize and both Woize and the Company are presently compiling a robust defense and a series of counter claims for damages against each of the Consortium Suppliers. We have provided prudently for these claims in the financial statements set out in Item 7. Woize received writ of summons regarding these claims on July 5, 2007 and is presently engaged in preparing its defense and formal counter claim.

On June 15, 2007, we were served a petition to wind up the Company under Chapter 7 of US Bankruptcy code in the district of Nevada by Big Ben Venture Partner Inc. This action was taken to secure payment by the claimant of $58,549 in unpaid invoices. Subsequently the Company has negotiated settlement of this claim by agreement to pay $18,827 in cash and the balance by an issuance of 300,000 shares of common stock to the claimant. As a result the petitioner and the Company successfully petitioned the court to dismiss the said winding up petition, which dismissal occured on July 13, 2006.

On June 26, 2007, the Company became aware, through one of its current directors who is cited as a Defendant,  that it may be named, as a plaintiff, in litigation proceedings by an internet hosting company against multiple defendants So far as the company has been made aware, such proceedings are dated and issued in February, 2007. The claim appears to relate to alleged improper email spamming activity, apparently in periods prior to the reverse acquisition, by many companies and individuals named in the summons. In connection with this alleged litigation the Company has not been served with any court summons, has had no communication from the court or the claimant and has not had any specific allegations made against it either directly or indirectly. We can not be certain about whether this or any claim will ever be served on the Company in connection with these allegations. To the best of the knowledge of the directors of the Company, The Company has not committed any offence and has not been engaged in any of the activities that are referred to in the copy documentation that has been shown to us.

We are not involved in any other litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, our subsidiary or of our company's or our subsidiary's officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect; other than as described above.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been listed for quotation on the OTC Bulletin Board since December 3, 2004 under the symbol "BVOL". On January 3, 2006, the Company completed a name and symbol change to Woize International Ltd. "WOIZ".

The following table shows the range of high and low bid quotations reported by the OTCBB from December 2004 to June 30, 2007. Prior to December 3, 2004, there was no "public market" for shares of our common stock. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2005	High	Low
Quarter ended March 31, 2005	$0.90 (1)	$0.05(1)
Quarter ended June 30, 2005	$0.93	$0.51
Quarter ended September 30, 2005	$3.20	$0.35
Quarter ended December 31, 2005	$2.85	$1.75

2006	High	Low
Quarter ended March 31, 2006	$2.42	$1.32
Quarter ended June 30, 2006	$1.58	$0.40
Quarter ended September 30, 2006	$0.86	$0.44
Quarter ended December 31, 2006	$0.76	$0.16

2007
Quarter ended March 31, 2007	$0.27	$0.15
Quarter ended June 30, 2007	$0.22	$0.07

(1) The above prices reflect a three-for-one stock split that was affected February 18, 2005.

Holders

As of July 13, 2007, there were 40 record holders of our common stock.

Dividends

Our operations are capital intensive and we will require working capital. Therefore, we will be required to reinvest any future earnings in its operations. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the our Board of Directors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or (2) our total assets would be less that the sum of our total liabilities.

Recent Sales of Unregistered Securities

On November 29, 2006, we entered into a Purchase Agreement pursuant to which the Company sold an aggregate of 11,000,000 units to 9 accredited investors. Each unit consists of one share of common stock and one-half of one five year warrant to purchase one share of common stock of the Company. The units were sold at a price of $0.05 per unit or an aggregate of $550,000. The warrants have an exercise price of $0.10 per share and a term of five years. The private placement closed on December 29, 2006. The transaction was exempt from registration pursuant to Rule 506 of Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended. The shares were issued in April, 2007.

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

During the year ended March 31, 2007, the Company, through Woize, has largely been engaged in the continued development of its VoIP and ‘Click to Call’ (“C2C”) technology (“IPR”). Subsequent to March 31, 2007, it has commenced business development activity with the objective of starting to commercially exploit this technology. The Company’s strategy involves focus on (i) direct sales of business to business solutions built around our core technology in C2C and VoIP and (ii) seeking alliances and revenue sharing joint ventures with companies who are synergistic with Woize and are well positioned to make commercial use of the IPR. During the year Woize operated a VoIP service via its web site to individuals, although revenues were $44,000. The directors do not believe that offering low cost VoIP telephony is an area that they wish to pursue as a main focus of the Company’s ongoing strategy because of the low margins involved, although a VoIP service will still be made available on Woize’s web site as evidence of its expertise in VoIP and related technologies. The VoIP IPR will be used in the business to business solutions applications described above.

Investment in IPR

During the year ended March 31, 2007, we invested substantially ($1,073,431) in improving and broadening our Intellectual Property in the areas of VoIP and Click to Call.

This development work has been carried out by (i) our own specialist labor; and (ii) outsourced developers, with whom we had long term ongoing development contract arrangements.

As a result of this investment we have developed the following IPR:

-	Version 2.6 of the Woize VoIP system was completed and launched in May, 2006 building upon the previous launch and reflecting many value added features
-	Further functionality was developed in accordance with the established development plan through December, 2006 and included several completed advanced value added modules
-	Woize’s proprietary C2C was improved throughout the year and now represents an advanced working solution which we use to create ‘white label’ solutions for business customers.

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

Software development costs representing intellectual property rights relating to software developed by internal and third party suppliers comprising the IPR are capitalized and are being amortized over a five year period using the straight-line method.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price to the customer is fixed or determinable and when collectability is reasonably assured. Amounts received for revenue to be earned in future periods are deferred until all criteria for revenue recognition are satisfied.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, accounts receivable and amounts due from I Communities AB. The Company continually evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due.

Liquidity and Capital Resources

We had cash of $5,885 as of March 31, 2007 compared to $662,472 as of March 31, 2006.

Net cash used in operating activities for the year ended March 31, 2007 was $1,182,420. For the year ended March 31, 2007, cash flow used in investing activities was $314,801. The amount used is related to the development of Woize’s IPR and purchases of equipment.

During the year ended March 31, 2007, we received proceeds from financing activities of $900,150 through private placements of common stock. The Offering was made in reliance upon the provisions of Regulation S under the Securities Act of 1933.

Subsequent to March 31, 2007, we received $325,000 by way of private placing. This investment round is currently in the process of being formally closed. Under the terms of the investment agreement 6,500,000 shares of common stock are to be issued with 6,500,000 warrants attaching (one for each share purchased) to purchase a share of the Company’s common stock for $0.10 per share exercisable within five years. A commission of 8% of total gross proceeds is payable to a broker, payable in the Company’s common stock at the placing price of $0.05 per share. The directors are in ongoing discussions with individuals that took part in that investment round with a view to further financings, although there can be no assurance that such further financing will be forthcoming.

Results of Operations

Year Ended March 31, 2007

For the year ended March 31, 2007, we had a comprehensive loss of $2,498,982. We reported revenues of $131,348 and incurred costs and expenses of $2,570,814 of which $167,756 related to the amortization of software development costs capitalized and $790,176 related to development expenditure related to our IPR which has not been capitalized. Of the balance of our expenditures, $63,885 related to marketing and promotional costs, $584,246 related to legal and professional costs and $514,546 to general and administrative costs. Included within general and administrative expenses is consideration paid to Mr Danker, a previous Director and Officer of the Company, totaling $145,000 for services provided all of which has been covered by the issuance of stock and a convertible promissory note.

Our operations began during fiscal 2005/6, and throughout fiscal 2006/7 we continued to be in the early stages of building commercial activity and completing our IPR. in future periods we expect development expenditure to be substantially reduced as we focus of business development around our developed IPR and building revenues.

Revenues

Our revenues mainly comprise income earned through the provision of our VoIP services and the sale of C2C systems. During the year ended March 31, 2006, total revenues amounted to $205,098 compared to $131,348 during the year ended Match 31, 2007. The decline in revenues is caused by our decision to deemphasize the VoIP service as a source of major revenues because of the poor margin available and our preference to use our IPR to sell business to business solutions which deploy our sophisticated technologies. In addition, the disruption caused by the Consortium suppliers actions has a significant affect on our operations.

Costs and Expenses

Costs and expenses increased from $851,621 in the year ended March 31, 2006 to $2,570,814 in the year ended March 31, 2007. The principal causes of this were:

a)
Increased amortization of our IPR (from $42,270 in the year ended March 31, 2006 to $167,756 in the year ended March 31, 2007), in line with the increased maturity of our business and the scale of investment in IPR.

b)
Increased development expenditure which is expensed rather than capitalized which amounted to $790,176 during the year ended March 31, 2007 ($76,085 in the year ended March 31, 2006). This arises in part because of our inability to prudently treat certain development IPR which was work in process at the time of the damaging actions taken against us by the Consortium Suppliers and in part because of our need to incur development expenditure which is not specific to specified items of capitalized IPR, but is more generally associated with maintaining and improving our technology and know-how.

c)
Marketing and promotional activity was significant for the first time in the year ended March 31, 2007 and amounted to $63,885 ($9,677 in the year ended March 31, 2006). This reflects our decision to place more emphasis on business development and preparing for larger scale sales activity in the near term.

d)
We incurred significant legal and professional costs during the year ended March 31, 2007 of $584,246, compared to $233,608 in the year ended March 31, 2006; which is a reflection of increased commercial and securities law related activities and ramp up of activity during fiscal 2007.

e)
Increases in general and administrative costs from $143,875 in the year ended March 31, 2006 to $514,546 in the year ended March 31, 2007. This increase was due to the ramp up of activity during fiscal 2007 and the larger scale of commercial activity. Included within this figure is the total consideration paid to Mr. Danker, a former Director and Officer of the Company amounting to $145,000 for services provided to the Company. This amount has subsequently been covered by the issuance of stock.

Cost of sales has increased from $151,065 in the year ended March 31, 2006 to $341,438 in the year ended March, 31, 2007. This increase arises because of ramp up of activity during fiscal 2007 and the fact that cost of sales represents a fixed cost element which is not variable with sales volume (which has declined).

Plan of Operations

Woize’s immediate priorities and focus will be as follows:

a)
We are placing our main short term business development and technical support effort into building our business to business C2C business, which we believe to have considerable potential. This business involves using our C2C IPR to work with business customers and marketing intermediaries (who consult with their own customer basis and sell systems in partnership with us) who wish to build sophisticated promotional solutions into their web offerings to enable their customers to use interactive telephony and web based interaction to enrich on line commerce. Currently we have revenues amounting to some $4,000 per month, which is a reflection of the fact that we have only recently commenced business development activity, and we expect revenues to grow significantly.

b)
In regards to our VoIP IPR, we have launched a new VoIP system to existing, past and future Woize VOIP customers, following the disconnection of the previous system and we will hold the richer ‘business to business’ features within the Woize VoIP IRP until such time as Woize is able to focus on business development around its VOIP IPR, which we expect to do in collaboration with third parties.

c)
We have decided to temporarily hold further work, for now, on the ongoing development program and to concentrate on business development around established IPR. The directors intend that these strategies will include working with (i) companies with less sophisticated VoIP or C2C technology who have an established customer base and strong business development capability (ii) companies who have advanced communication technology that is synergistic with Woize’s IPR and would benefit from working with Woize to mutual gain; and (iii) marketing companies who sell business solutions and or services which would benefit from the inclusion of Woize’s VoIP or C2C IPR. The directors believe that these strategies may lead to (a) license revenues for use of Woize’s IPR, (b) joint venture revenue sharing arrangements with marketing companies (especially new marketing companies that focus on internet and telephony based solutions and services) or (c) direct sales of customized business solutions using the sophisticated features of Woize’s IPR. The directors believe that some these initiatives may result in synergistic merger and acquisition activity to build revenues in Woize by way of acquisition and merger as well as organically.

RISKS RELATED TO OUR BUSINESS

The market is growing for digital telephony services and consumers are adopting it at a high rate. We are one of only a few digital telephony companies that provide calling and instant messaging services to consumers. We differentiate ourselves from other competitors with our proprietary software solution and branding (reseller) services. However, we have identified risk factors that may have a material adverse impact on our operations as follows.

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

As a result of our net loss for the year ended March 31, 2007 of $2,439,466, a working capital deficit of $2,658,244 at March 31, 2007, accumulated deficit at March 31, 2007 of $3,085,989 and substantial obligations with no current resources to satisfy the obligations, our independent registered public accounting firm in their report on our consolidated financial statements for the fiscal year ended March 31, 2007, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

THE COMMUNICATIONS AND INFORMATION SERVICES INDUSTRIES ARE HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES AND A GREATER NUMBER OF EXISTING CUSTOMERS.

The communications and information services industries are highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than ours. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of: (i) the recent increased consolidation in the industry; (ii) further technological advances; and (iii) further deregulation and other regulatory initiatives. If we are unable to compete successfully, our business could be materially adversely affected and we may be forced to cease operations.

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS.

To be successful, digital communication requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including: (i) potentially inadequate development of the necessary infrastructure; (ii) lack of acceptable security technologies; (iii) lack of timely development and commercialization of performance improvements; and (iv) unavailability of cost-effective, high-speed access to the Internet.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SUFFICIENT QUALIFIED PERSONNEL; THE LOSS OF ANY OF OUR KEY EXECUTIVE OFFICERS COULD ADVERSELY AFFECT US.

We believe that our future success will depend in part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Our business is managed by a small number of key executive officers, Anders Halldin, Martin Thorp and Daniel Savino. The loss of any of these key executive officers could affect our operations and profitability.

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

We hold trademarks and copyrights for the Woize name and our website. However, intellectual property and proprietary rights of others could prevent us from using necessary technology to provide digital telephony services. Technologies patented by others may be necessary for us to provide our services in the future. If necessary technology were held under patent by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such patents, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and offering products and services incorporating the technology

IF WE ARE REQUIRED TO REPAY OUR OUTSTANDING NOTE DUE ON DECEMBER 9, 2007, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS.

In connection with the Share Exchange Agreement by and among, Bravo Resources Ltd, Woize Ltd., St James’s Square Nominees Limited, Anders Halldin and Anders Forsberg dated as of November 1, 2005, we issued a promissory note to St James’s Square Nominees Limited in the principal amount of $1,500,000. The promissory note is due on December 9, 2007. We may enter into negotiations to have St James Nominees extend the maturity date of the Note or agree to take shares of our common stock in lieu of a cash payment. If we were required to repay the promissory note we would be required to use our limited working capital and raise additional funds. If we were unable to repay the note when required, the note holder could commence legal action against. Any such action may require us to curtail or cease operations.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about the directors and executive officer follows:

NAME	AGE	POSITION AND TERM OF OFFICE
Daniel Savino	34	Chairman and Director
Anders Halldin	48	President and Director
Martin Thorp	55	Secretary and Director

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

MARTIN THORP, Director and CFO of the Company since May 15, 2007 - Martin Thorp is a Fellow of The Institute of Chartered Accountants in England and Wales and a member of the Securities Institute in the United Kingdom. He resides in London and provides outsourced financial services, including serving as CFO to several companies, including three other companies quoted on the OTC Bulletin Board Companies. Until 2003 Mr. Thorp was the Global Managing Partner of Andersen Corporate Finance and served on the Global Management Team of Arthur Andersen, the international accounting firm.

Messrs. Halldin, Savino and Thorp are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as Messrs. Halldin, Savino and Thorp are engaged in other business activities, we anticipate they will not devote all of their time to our affairs.

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

We do not have any audit, compensation, and executive committees of our board of directors, although plans are in place to appoint such committees when the board is expanded, as we anticipate will occur during the year ending March 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that a Form 3 in connection with the appointment of Martin Thorp as our CFO was not timely filed.

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

EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer from for the last two completed fiscal years

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anders Halldin	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Martin Thorp (1)	2007 2006	- -	- -	- -	- -	- -	- -	11,000 -	11,000 -
Daniel Savino	2007 2006	- -	- -	- -	- -	- -	- -	- 3,000	- 3,000
Anders Danker (2)	2007	-	-	145,000	-	-	-	-	145,000
	2006	-	-	-	-	-	-	-	-
Ben Hedenberg (3)	2007	-	-	-	-	-	-	75,924	75,924
	2006	-	-	-	-	-	-	-	-

(1)
Mr. Thorp, who was appointed as the Chief Financial Officer of the Company on January 20, 2007 and as a director on May 15, 2007 provides his services via a partnership established under the English law called The ARM Partnership (“ARM”). The amount shown in the table above as relating to Mr. Thorp includes amounts payable to ARM for all services provided by it to the Company (which includes Mr. Thorp’s compensation for his services to the Company.

(2)
On March 30, 2007 the Company issued 500,000 shares of Common Stock to Mr. Anders Danker, a former director and officer of the Company in respect of services provided by him whilst he was a director and officer. Mr. Danker resigned as a director on February 8, 2007. Under the terms of the termination agreement with Mr. Danker he was entitled to the aforementioned shares plus a cash payment of $120,000 or, if not paid, a further issuance of shares amounting to 2,400,000 shares of common stock. Mr. Danker served a conversion notice on the Company in April, 2007 and stock certificates for an additional 2,400,000 shares are in the process of being issued to him. The compensation payable to Mr. Danker included in the table above is comprised of the following two elements:

(3)	Mr. Hedenberg was terminated as the Company's Chief Financial Officer on October 31, 2006.

(a)	The initial 500,000 shares of common stock were valued at a recent stock issuance of $0.05 giving a value of $25,000; plus

(b)	The remainder is valued at the market price of the 2,400,000 to be issued calculated at $120,000 using a recent stock issuance of $0.05 per share.

(c)
Mr. Ben Hedenberg served as the Companies Chief Financial Officer from August 7, 2006 to October 31, 2006. His compensation in the table above comprises amounts paid in cash of $45,924 and amounts satisfied by an agreement to issue him at a future date with 300,000 shares of common stock with a value of approximatley $30,000. This stock issuance is currently in the process.

Outstanding Equity Awards at Fiscal Year-End Table.

The Company does not have any employee stock compensation plans and has not issued any stock options awards or warrants to any of its employees, directors or officers.:

 We have had no employment agreements with our executive officers. We have not paid compensation to our directors for attendance at meetings. We reimburse the directors for reasonable expenses incurred during the course of their performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of July 12, 2007:

Name and address of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (3)
Anders Halldin	-0-	-0-

Martin Thorp	-0-	-0-

Daniel Savino #207 - 1040 Hamilton Street Vancouver, B.C. V6B 2R9 Canada	1,500,000	2.42%
St James’s Square Nominee Limited (4) 7 Savoy Court Strand London, WC2R 0ER England	27,000,000	43.64%
All officers and directors as a group (3 persons)	28,500,000	46.06%

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

(3) Based on 61,871,947 shares outstanding as of July 12, 2007.

(4) These shares are held for the benefit of Anders Halldin and Anders Forsberg.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .

Through December 9, 2005 we had a Consulting Agreement with DoubleA AB (Ltd.), pursuant to which we made payments in the aggregate amount of USD$92,321 (SEK 667,507). DoubleA AB (Ltd) is a software development company specializing in developing strategic technologies. The company was, at that time 100% owned by Mr. Anders Forsberg. Approximately 44% of our shares are held by St James's Square Nominee Limited for the benefit of Anders Halldin (our Chief Executive Officer) and Anders Forsberg.

Through December 9, 2005 we had a Consulting Agreement with Iceman Media AB pursuant to which we made payments in the aggregate amount of USD$94,174 (SEK 680,888). Iceman Media AB specialized in advanced media and database solutions. Approximately 80% of the outstanding shares of Iceman Media AB (Ltd) are owned by the Linebrook Technologies BV. Linebrook Technologies was, at that time owned by Anders Forsberg and Anders Halldin, our Chief Executive Officer. Approximately 44% of our shares are held by St James's Square Nominee Limited for the benefit of Anders Halldin and Anders Forsberg.

ITEM 13. EXHIBITS.

Exhibit

Number	Description
2.1	Share Exchange Agreement by and between the Company and Woize Ltd. dated as of May 23, 2005 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on December 15, 2005) Restated Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form SB-1 which was filed on June 16, 2006, File number 333-106144).

3.2	Certificate of Change Pursuant to NRS 78.209 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on February 18, 2005)

3.3	Certificate of Amendment to reflect name change to Woize International Ltd. (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on December 15, 2005)

3.4	Bylaws (Incorporated by reference to the Company's Registration Statement on Form SB-1 which was filed on June 16, 2006, File number 333-106144).

10.1	Purchase Agreement dated August 25, 2006 by and among Woize International Ltd. and the purchasers listed on Exhibit A thereto. (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on February 21, 2006).

10.2	Purchase Agreement dated November 29, 2006 by and among Woize International Ltd. and the purchasers listed on Exhibit A thereto. (Incorporated by reference to the Company’s Form 8-K dated December 29, 2006 and filed with the SEC on January 16, 2007).

31.1	Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ended March 31, 2007 and 2006, our principal accountants Whitley Penn LLP are expected to bill approximately $111,000 and $85,000, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB and 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2007 and 2006.

TAX FEES

For the fiscal year ended March 31, 2007 and 2006, our principal accountant did not provide tax compliance, tax advice, and tax planning services to the Company.

ALL OTHER FEES

No other fees were billed by our principal accountants other than those disclosed above for fiscal years 2007 and 2006.

PRE-APPROVAL POLICIES AND PROCEDURES
Prior to engaging our accountants to perform a particular service, the directors obtains an estimate for the service to be performed. The directors in accordance with procedures for the company approved all of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woize International Ltd.

Date: July 16, 2007	By:	/s/
Anders Halldin
Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2007	By:	/s/
Martin Thorp
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/	Chairman of the Board of Directors	July 16, 2007
Daniel Savino

/s/	President & Chief Executive Officer July 16, 2007	July 16, 2007
Anders Halldin

/s/
Martin Thorp	Chief Financial Officer & Director	July 16, 2007

Woize International Ltd. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2007 and 2006
Index

Page

Report of independent registered public accounting firm	F-2

Consolidated balance sheets
March 31, 2007 and 2006	F-3

Consolidated statements of loss and comprehensive loss
Years ended March 31, 2007 and 2006	F-4

Consolidated statements of stockholders' equity (deficit)
Years ended March 31, 2007 and 2006	F-5

Consolidated statements of cash flows
Years ended March 31, 2007 and 2006	F-6

Notes to consolidated financial statements	F-7 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Woize International Ltd.

We have audited the accompanying consolidated balance sheets of Woize International Ltd. and subsidiaries, as of March 31, 2007 and 2006, and the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woize International Ltd. and subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations, a net working capital deficiency and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
July 13, 2007

Woize International Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$5,885	$662,472
Accounts receivable, net of allowance
of $5,038 in 2007 and none in 2006	22,393	33,938
Prepaid expenses and security deposits	44,039	39,623

TOTAL CURRENT ASSETS	72,317	736,033

DUE FROM I-COMMUNITIES	-	350,559

EQUIPMENT, NET (Note 5)	61,357	62,157

SOFTWARE DEVELOPMENT COSTS, NET (Note 6)	718,216	602,717

TOTAL ASSETS	$851,890	$1,751,466
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities:
Trade	$926,785	$317,416
Related parties	-	224,808
Convertible promissory note payable (Note 10 and 14)	120,000	-
Deferred revenue	264,254	221,816
Current portion of note payable - related party (Note 7)	1,419,522	-

TOTAL CURRENT LIABILITIES	2,730,561	764,040

NOTE PAYABLE - RELATED PARTY (less current portion) (Note 7)	-	1,310,755

TOTAL LIABILITIES	2,730,561	2,074,795

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER' DEFICIT

Preferred stock - $ 0.01 par value, authorized – 1,000,000 shares, issued – none	-	-

Common stock - $ 0.001 par value, authorized – 150,000,000 shares, issued
and outstanding - 48,305,280 and 47,370,280 shares, respectively.	48,305	47,370

Capital in excess of par value	605,739	263,034

Cash received in respect to common stock to be issued (Note 9)	600,000	-

Accumulated deficit	(3,085,989)	(646,523)

Accumulated other comprehensive income (loss)	(46,726)	12,790

TOTAL STOCKHOLDERS’ DEFICIT	(1,878,671)	(323,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$851,890	$1,751,466

See accompanying notes to consolidated financial statements.

Woize International Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Years ended March 31, 2007 and 2006

	2007	2006

REVENUE	$131,348	$205,098

COST OF SALES	341,438	151,065

GROSS PROFIT (LOSS)	(210,090)	54,033

EXPENSES
Acquistion costs	-	163,006
Amortization of intangible assets	167,756	42,270
Legal, audit, professional and consultancy	584,246	233,608
General development costs	790,176	76,085
Marketing and promotion	63,885	9,677
General and administrative	514,546	143,875

	(2,330,699)	(614,488)

INTEREST EXPENSE	(108,767)	(32,035)

NET LOSS BEFORE OTHER
COMPREHENSIVE INCOME (LOSS)	(2,439,466)	(646,523)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(59,516)	12,790

COMPREHENSIVE LOSS	$(2,498,982)	$(633,733)

LOSS PER SHARE, basic and diluted	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,633,842	33,211,816

See accompanying notes to consolidated financial statements.

Woize International Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended March 31, 2007 and 2006

						Accumulated
				Cash received		other
			Capital in	in respect		comprehensive
	Common Stock		excess of	to common stock	Accumulated	income
	Shares	Amount	par value	to be issued	deficit	(loss)

Balance, March 31, 2005	2	$4	$-	$-	$-	$-

Recapitalization of
stockholders' equity
on reverse acquisition	46,088,230	46,084	(1,923,178)	-	-	-

Sale of common stock at
$ 1.95 per share (net
of share issuance
costs of $ 312,499)	1,282,048	1,282	2,186,212	-	-	-

Net loss for the year	-	-	-	-	(646,523)	-

Other comprehensive income
Foreign Currency
translation	-	-	-	-	-	12,790

Balance, March 31, 2006	47,370,280	47,370	263,034	-	(646,523)	12,790

Sale of common stock at
$ 0.69 per share	435,000	435	299,715	-	-	-

Stock issuance (settlement with	500,000	500	24,500	-	-	-
former Director)

Cash received in respect
to common stock to
be issued (Note 9)	-	-	-	600,000	-	-

Stock warrants issued
for consulting (Note 10)	-	-	18,490	-	-	-

Net loss for the year	-	-	-	-	(2,439,466)	-

Other comprehensive income (loss)
Foreign currency translation	-	-	-	-	-	(59,516)

Balance, March 31, 2007	48,305,280	$48,305	$605,739	$600,000	$(3,085,989)	$(46,726)

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(2,439,466)	$(646,523)
Adjustments to reconcile net loss to net cash used in
operating activties:
Amortization of software development costs	167,756	42,270
Depreciation of equipment	32,346	2,980
Bad debt expense	64,567	-
Convertible promissary note for services	120,000	-
Stock warrants issued for consulting	18,490	-
Common stock issued for professional services	25,000
Imputed interest expense	108,767	32,035
Changes in operating assets and liabilities:
Account receivable	6,507	(33,938)
Prepaid expenses and security deposits	(4,416)	(39,623)
Due from I-Communities	-	(350,559)
Accounts payable and accrued liabilities	675,591	542,224
Deferred revenue	42,438	221,816
Net cash used in operating activities	(1,182,420)	(229,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(31,546)	(65,137)
Software development costs capitalized	(283,255)	(644,987)
Cash paid to effect the Bravo acquisition	-	(598,370)

Net cash used in investing activities	(314,801)	(1,308,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	900,150	2,187,494

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	(59,516)	12,790

INCREASE (DECREASE) IN CASH DURING THE YEAR	(656,587)	662,472

CASH, beginning of year	662,472	-
CASH, end of year	$5,885	$662,472

Supplemental disclosure of cash paid for:

Interest	$-	$-

Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

1. ORGANIZATION

Woize International Ltd. (the "Company") (formerly Bravo Resources Ltd.) was incorporated under the laws of the State of Nevada, United States of America, on November 19, 2002. On December 30, 2005, the Company changed its name from Bravo Resources Ltd.

Until December 9, 2005, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”)No. 7 and was a mining company in the development stage. The Company's principal activity from inception to December 9, 2005 was the acquisition of undeveloped mineral interests in the Province of Quebec, Canada. As discussed below, on December 9, 2005, the Company became involved in the business of digital telephony based upon voice over internet protocol (“VoIP”).

On November 1, 2005, the Company entered into a letter of intent with Woize Ltd., a United Kingdom corporation, St. James's Square Nominees Ltd., a private corporation registered in the United Kingdom, Anders Halldin and Anders Forsberg for the acquisition by the Company of all the issued and outstanding common stock of Woize Ltd. to be governed by a Share Exchange Agreement. Effective on December 9, 2005, the Company completed the acquisition of all the issued and outstanding shares of Woize Ltd. Under the terms of the Securities Exchange Agreement, the shareholders of Woize Ltd. received 27,000,000 shares of common stock, a note payable of $1,500,000 and $ 500,000 in cash in exchange for all of Woize Ltd..'s issued common shares. The note payable is due December 9, 2007 bearing 0% interest and hence interest of $221,280 was imputed and is being amortized over the term of the note.

As a result of this transaction, Woize Ltd. became a wholly-owned subsidiary of the Company. Since this transaction resulted in the former shareholders of Woize Ltd. acquiring control of the Company, for financial reporting purposes the share exchange is accounted for as an additional capitalization of the Company (a reverse acquisition with Woize Ltd. as the accounting acquirer). Woize Ltd. was deemed to be the purchaser and parent corporation for financial reporting purposes. Accordingly, the net assets of Woize Ltd. are included in the consolidated balance sheets at their historical book value.

The net liabilities of Woize International Ltd., the acquired entity and accounting subsidiary, were recorded at their historical cost basis, which approximates fair value at the date of acquisition, December 9, 2005.The net liabilities of the Company were recorded at their historical cost basis, which approximates fair value as follows:

Cash	$8,506
Notes payable	(118,042)
$(109,536)

Woize Ltd. was founded in 2001 under the Companies Act (1985) of England and Wales, under the name NetEx Ltd. The Company is domiciled in the United Kingdom and was dormant until December 1, 2004, when it changed its name to Woize Ltd.

The initial focus of Woize Ltd.'s business was to develop a software solution for telecommunication over the Internet (the “Intellectual Property”). At the beginning of December 2004, Woize Ltd. started the development of the intellectual property by using certain software development companies as subcontractors. Since Woize Ltd. did not have any service resources, Woize Ltd. entered into a service agreement with BananaIsland AB to provide services in the areas of server capacity, internet and consulting. The service agreement also granted BananaIsland AB, the right to market and sell the Woize service in Sweden. Based on this, BananaIsland AB changed its name to Woize Scandinavia AB to include the "Woize" brand. Subsequently, Woize Scandinavia AB has changed its name again to I-Communities AB and it is hereinafter referred to by that, its current legal name.

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

Pursuant to a Services Agreement dated as of September 3, 2004 (the "2004 Services Agreement") between Woize Ltd. and I-Communities AB, I-Communities AB agreed to provide certain services related to the launch and market testing of the Woize Ltd. software platform and technical infrastructure services. These services included, among others, managed customer system services, support services, billing services, web management and marketing promotion. In accordance with the terms of the 2004 Services Agreement, the base fee for the services provided by I-Communities was 65,000 SEK or approximately USD $8,940 per week, including 40 hours of consultancy per week. The fees for additional consultancy services were an hourly rate of 650 SEK or approximately USD $89.40. Woize Ltd. and I-Communities have mutually agreed that due to the fact that the operation of Woize Ltd. was in its start-up phase there was no need to fully utilize the agreed services. Both parties agreed to utilize only the needed resources, thus limiting the cost and compensation involved.

On October 1, 2005, the Company entered into a Services Agreement (the "2005 Services Agreement") with I-Communities AB which replaced and superseded the 2004 Services Agreement. Pursuant to the terms of the 2005 Services Agreement, I-Communities AB agreed to provide the following services in Sweden and such other territories as the parties may agree to: (A) hosting services; (B) operation and support services; and (C) other consultancy service, including accounting and billing service, management of customer data records and statistics, managing third party suppliers to Woize, managing payment and fraud detection processes, and management and control of the production and delivery of free and prepaid scratch cards. The 2005 Services Agreement provided for fees as follows: (i) USD $80 - $125 per hour for consultancy services depending on mutually decided skill levels, (ii) $3,500 per month for server capacity, if fully utilized, (ii) communication fees of $4,700 per month for maximum capacity. The 2005 Agreement provides for an initial term of three years which shall continue thereafter unless terminated by not less than 90 business days notice.

The services provided to Woize Ltd. were only a limited part of the on-going business operation of I-Communities AB. The services outsourced to I-Communities AB, by Woize Ltd., were only a limited part of the operation of Woize Ltd..

The fees paid to I-Communities AB for the fiscal year ended March 31, 2006 was SEK 328,150 or approximately USD$ 45,262. The amounts invoiced by I-Communities in respect of this contract for the year ended March 31, 2007 amounted to SEK 852,800 or approximately USD$ 122,000. Woize Ltd. is currently in dispute with I-Communities as described in Note 4.

Through March 31, 2006, I-Communities AB provided VoIP services as agent for the Woize Ltd. via use of the Company's technology to customers in Sweden. Since April 1, 2006, Woize Ltd. has provided such services to the Swedish customers directly.

During the year ended March 31, 2007, the Company and its wholly owned subsidiary, Woize Ltd., (The Group) carried on activities focused on:

(a) The ongoing development of the VoIP Intellectual Property;

(b) The development of a related Intellectual Property referred to as “Click to Call” (“C2C”) technology;

(c) The operation of a VoIP telephony service via the Woize web site (www.woize.com);

(d) General development activity focused on refinements to the core VoIP and C2C technologies (jointly referred to as the “Intellectual Property” or “IPR”) to enhance and extend the capability and know-how of the Group in areas associated with its Intellectual Property;

(e) Initial commercial and business development to promote the sale of customized business to business solutions utilizing our IPR.

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

In conducting development activities the Group utilized its own labor, primarily based in leased office space in Stockholm, Sweden; and also sub-contracted various elements of development to sub-contractors based primarily in Sweden (referred to herein after as the “Sub-contract Development Suppliers”). The Group also subcontracts hosting, service desk and telephony connections services to third parties.

Subsequent to March 31, 2007, the Group has determined that it will, for now, no longer focus on further development of the Intellectual Property, but prioritize its resources on business development around the developed IPR. In particular the Company believes that there is considerable opportunity to use its VoIP and C2C IPR and know-how to build customized solutions for companies wishing to utilize this technology in their marketing and communications functions. In that regard it has now scaled down its own development resources to a minimal level required to maintain the IPR and to customize customer solutions; and its priority will be business development.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss which resulted in an accumulated deficit at March 31, 2007. The Company had a net loss of $2,439,466 for the fiscal year ended March 31, 2007. At March 31, 2007, current liabilities exceeded current assets by $2,658,244 and the Company had an accumulated deficit at March 31, 2007 of $3,085,989.

As more fully disclosed in Note 9, during December 2006 and January 2007, the Company raised $597,500 (net of commissions) by way of a private placing of Common Stock. In addition, as further discussed in Note 14, the Company recently raised a further $325,000 by way of a private placing of equity. The ongoing viability of the Company is dependent upon further equity financings (or similar financings), which can not be assured.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition Woize Ltd. is facing substantial claims from various suppliers as described in Note 4, although Woize Ltd. and the Company will rigorously defend these claims and are compiling substantial counter claims in damages. As further described in Note 4, the outcome of these claims and counter claims is uncertain and may materially affect the ability of the Company to continue as a going concern.

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

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

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

Principles of consolidation

The consolidated financial statements include the accounts of Woize International, Ltd.. and its wholly-owned subsidiary, Woize Ltd.. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2007 and 2006, the Company had no such investments.

Equipment

Equipment is recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation of equipment is provided using the straight-line method over the estimated useful life of 3 years.

Software development costs

The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. The Company capitalized $644,987 of software development costs during the year ended March 31, 2006 and a further $283,255 during the year ended March 31, 2007. No software development costs were capitalized prior to fiscal 2006. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which has been determined by management to be five years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $167,756 and $42,270 for the fiscal years ended March 31, 2007 and 2006, respectively.

Impairment of long-lived assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. During the fiscal year ended March 31, 2007 and 2006, the Company recorded no impairment charges.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price to the customer is fixed or determinable and when collectability is reasonably assured. Amounts received for revenue to be earned in future periods are deferred until all criteria for revenue recognition are satisfied.

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred $63,885 and $9,677 in advertising costs for the years ended March 31, 2007 and 2006, respectively, which are included in marketing and promotion expenses in the consolidated statement of loss and comprehensive loss.

Translation of foreign currencies

The Company's functional currency is the British pound. All assets and liabilities in the consolidated balance sheets are translated at year-end or historical blended exchange rates. All revenues and expenses in the consolidated statements of loss and comprehensive loss are translated at average exchange rates for the year. Translation gains and losses are not included in determining net loss, but are shown in accumulated other comprehensive income in the stockholders' equity (deficit) section of the consolidated balance sheets.

Comprehensive loss

The Company reports comprehensive loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented on the consolidated statements of loss and comprehensive loss.

Loss per share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The impact of common stock warrants did not impact earnings per share as they were anti-dilutive, therefore basic and dilutive earnings per share are the same.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company continually evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due. The Company has fully reserved net amounts due from I-Communities (referred to in Notes 1 and 4) as a matter of prudence, in light of the dispute with that company and others, all described in Note 4.

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

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The Company adopted SAB 108 in the fourth quarter of 2006 and there was no impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN No. 48 are effective in fiscal years beginning after December 15, 2006.  FIN No. 48 did not have an impact on the Company's results of operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

4. SUPPLIER CLAIMS AND COUNTER CLAIMS

During January 2007, certain sub-contract development suppliers (defined in Note 1) served notice on Woize Ltd. of their intention to terminate their contracts with Woize Ltd., citing non-payment of overdue invoices as the reason. Woize Ltd. maintains that these subcontractors had failed to provide adequate support for their development work (and other services) to support the unpaid invoices and had asked for such support to enable it to consider making payment, as appropriate. During the course of these negotiations these subcontractors acted, in the opinion of the directors, precipitously to terminate contractual relationships with Woize. In addition to terminating contracts, the sub-contract development suppliers also acted in ‘consortium’, both together and with other suppliers, to bring concerted pressure on Woize Ltd. to settle invoices and other claims which were, to varying degrees, inadequately supported. The other suppliers, who acted in the ‘consortium’, were (a) suppliers of service desk solutions for our VOIP and Click to Call services; and (b) I-Communities AB (also referred to in Note 1) who invoiced Woize Ltd. for the supply of hosting services for Woize’s web based VOIP service. One of the development subcontractors also supplied Woize Ltd. with web hosting and administrative support services and managed the VOIP service on behalf of Woize.

In total, these various suppliers, acting in consortium (hereinafter referred to as the ‘Consortium Suppliers’), have claimed approximately $550,000 from Woize Ltd. A writ of summons in respect of these claims was delivered to Woize Ltd. on July 5, 2007, Woize Ltd. and the Company are presently engaged in preparing a robust defense and a series of counter claims for damages against each of the Consortium Suppliers and a defense against the claims made by the Consortium Suppliers.

Many of these claims made are, to varying degrees, not adequately supported. The claims include an unquantified claim, which is described as ‘exceeding $250,000’ (included as $250,000 in the total claim value of $550,000 referred to above) from I-Communities. This claim was subsequently disproved by Woize, but at the same time that this claim was disproved, I-Communities presented a new claim for ‘at least the same value as the previous claim’. This new claim is for unsupported losses incurred by I-Communities when it acted as Woize Ltd.’s agent for its VoIP service during 2004 and 2005 and not previously reported to Woize. Woize has no further reliable information relating to this claim.

Having withdrawn from their contractual arrangements with Woize Ltd., two of the Consortium Suppliers acted in concert to disconnect the servers providing the Woize VoIP system and refused to return certain property belonging to Woize which it was holding as subcontractor and or agent. This property included, amongst other items, the VoIP system client database and certain source code and operating documentation.

During January to April 2007, Woize International Ltd. sought to reach agreement with the various Consortium Suppliers to protect its subsidiary, Woize Ltd., from what it saw as aggressive and threatening behavior by the Consortium Suppliers with the primary objective of restoring the operating system and gaining the return of Woize property. It offered amicably and, in the spirit of goodwill, to (i) underwrite some of the amounts claimed provided that the adequate support requested by Woize Ltd. was subsequently made available and (b) to work in good faith with the suppliers concerned to investigate and negotiate the other claims made by them. The suppliers were not, however, prepared to make any compromise unless Woize International Ltd. agreed unconditionally to guarantee payment of all amounts claimed by all of the Consortium Suppliers. Woize International Ltd. would not have been acting responsibly to agree to this demand, given that certain of the claims had been disproved and others were both material and unsupported, and eventually negotiations with the Consortium Suppliers broke down.

As a result of these supplier actions, the Company and Woize have suffered considerable disruption to their business and, amongst other matters, has been unable to offer a VoIP service on the web site or to continue work on the development projects that were in process at the time that the consortium suppliers terminated their contracts. Woize International Ltd. is now in the process of compiling a substantial claim against each of the suppliers for substantial damages caused to Woize International Ltd. and Woize Ltd. through their various actions described above. This claim is expected to materially exceed the aggregate claims made by the various suppliers against Woize Ltd..

In accordance with generally accepted accounting principles the directors have taken a prudent approach to accounting for the various suppliers claims. The amounts claimed by the suppliers which were invoiced in the normal course of business and relate to periods prior to March 31, 2007, have been included in ‘accounts payable and accrued liabilities’ in the balance sheet at March 31, 2007, notwithstanding the fact that such amounts are not adequately supported and are disputed. Unsupported claims which, in the option of the directors, are unsubstantiated, amounting to some $300,000, have been excluded from the financial statements. In accordance with generally accepted accounting principles no amount has been recorded for potential proceeds or benefits, if any, which might be received from the counter claims which Woize International Ltd. and Woize Ltd. intend to make against the Consortium Suppliers.

Furthermore, as explained above, certain aspects of Woize’s IPR development program were disrupted by the supplier’s actions. This impacts the carrying value of IPR in our financial statements. IPR is, in line with the Company’s established accounting policy and in accordance with generally accepted accounting principles, carried in the consolidated balance sheets at cost less amortization. For prudence, any amounts which relate to IPR that was (i) work in progress at the time of the Consortium Suppliers dispute and which has not yet been fully reclaimed by Woize; and (ii) billed by subcontractors but not fully supported by them, have not been included as IPR in the balance sheet but, rather, expensed in the accompanying consolidated statements of loss and comprehensive loss as general development expense.

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

5. EQUIPMENT

As of March 31, 2007 and 2006, equipment consisted of the following:

	2007	2006
Equipment at cost	$96,683	$65,137
Less: Accumulated depreciation	35,326	2,980
Equipment, net	$61,357	$62,157

Depreciation expense was $32,346 and $2,980 for the years ended March 31, 2007 and 2006, respectively.

6. DEVELOPED SOFTWARE

As of March 31, 2007 and 2006, developed software consisted of the following:

	2007	2006
Cost	$928,242	$644,987
Less: Accumulated amortization	210,026	42,270
	$718,216	$602,717

Software development costs in process at March 31, 2007 and 2006 were $0 and $174,568, respectively.

As of March 31, 2007, developed software future amortization expense for each fiscal year ending March 31 is: $186,086 for 2008; $186,086 for 2009; $186,086 for 2010; $143,816, for 2011; and $16,144 for 2012

7. NOTE PAYABLE TO RELATED PARTY

The $1.5 million note payable to a related party entered into as part of the Bravo acquisition referred to in Note 1 is unsecured, due December 2007, and bears 0% interest, and hence interest of $221,280 was imputed at a rate of 8% and is being amortized over the term of the note. The note payable is shown net of imputed interest of $1,419,522 and $1,310,755 at March 31, 2007 and 2006, respectively.

8. COMMON STOCK

During the year ended March 31, 2006, the Company received proceeds from financing activities of $2,499,993 through a private placement of 1,282,048 "units" at a price of $1.95 per unit. Each unit consists of one share of common stock and one half (1/2) warrant; two such 1/2 warrants may be used to acquire one additional share of common stock at a price of $2.40 per share for a period of twenty-four months from December 9, 2005. The offering was made in reliance upon the provisions of Regulation S under the Securities Act of 1933. A fee of $312,499 was paid in connection with the offering. During January 2007 the warrants were re-priced by the Company at a new exercise price of $0.40.

In August 2006 the Company raised new capital by way of private placement of 435,000 shares of common stock to an investor for a net consideration of $300,150.

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

9. CASH RECEIVED IN RESPECT OF COMMON STOCK TO BE ISSUED

The Company raised new capital by way of private placement of common stock. The stock purchases were contracted during November 2006 and resulted in net cash receipts received by the Company of $600,000. Of this amount $500,000 was received during December 2006 and the balance remaining in January 2007. 11,166,667 shares of common stock are to be issued pursuant to the placement; however, the stock certificates were not issued until April, 2007. The Company has accounted for the cash received as a separate line within Stockholders Deficit in the balance sheet. Warrants are also included in the placement with one half of a warrant to purchase a share of the Company’s common stock for $0.40 per share exercisable within 5 years, attached to 11,000,000 shares sold in the placement.

10.. STOCK, STOCK WARRANTS AND CONVERTIBLE  PROMISSORY NOTE ISSUED FOR SERVICES

On November 30, 2006, the Company entered into a consulting agreement with a company to provide certain consultancy services. The consideration payable under this agreement was $ 7,000 per month together with the issuance of warrants to subscribe for 150,000 shares of the Company’s common stock exercisable at any time at the option of the warrant holder, for a price of $0.22 per share, which was the market price of the Company’s shares at the date of the agreement. The Company used the Black Scholes method to value the warrants at $27,736 and is charging the expense in the accompanying consolidated statements of loss and comprehensive loss on a straight-line basis over the minimum life of the contract, which is six months. In applying the Black Scholes method the volatility factor used was 189%, the expected life used was 2.5 years, dividend yields of 0%, and the risk free rate of interest applied was 4.75%.

On March 30, 2007,  the Company issued 500,000 shares of common stock to, a former director and officer of the Company in respect of services provided by him while he was a director and officer. The director resigned on February 8, 2007. The shares have been valued, for the purposes of recording the expense in the accompanying consolidated statements of loss and comprehensive loss, at a recent issuance price of $0.05 per share, giving an aggregate value of $25,000. In addition, under the terms of the termination agreement with the director, he was also issued a convertible promissory note for $120,000, payable to him on March 31, 2007, or, if not paid, convertible into 2,400,000 shares (based on the Company's most recent offering of $0.05 per share) of the Company’s common stock. The convertible promissory note is shown on the accompanying consolidated balance sheet on a separate line within current liabilities. The convertible promissory note was converted into shares of common stock subsequent to March 31, 2007 (see note 14).

11. INCOME TAXES

Income tax expense or benefit is the sum of the Company's provision for current income taxes and the differences between the opening and ending balances of its deferred income tax assets and liabilities. All income taxes are related to foreign operations.

Income taxes differ from the result which would have been obtained by applying the statutory income tax rate of 19% to the Company's net loss before income taxes. The difference results from the following items:

	2007	2006
Expected income tax expense (benefit)	$(463,499)	$(120,400)
U.S. GAAP permanent differences	32,933	18,395
Increase in valuation allowance	430,566	102,005
Effective income tax expense (benefit)	$-	$-

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities at March 31, 2007 and 2006 are as follows:

Deferred income tax assets	2007	2006
Net operating losses	$532,621	$102,005
Valuation allowance	(532,621)	(102,005)
Net deferred income taxes	$-	$-

At March 31, 2007 and 2006, Woize Ltd. had accumulated net operating losses of approximately $2,800,000 and $530,000, respectively which may be carried forward and charged against future taxable income.

12. RELATED PARTY TRANSACTIONS

Through December 9, 2005, the Company had a consulting agreement with Double A AB, pursuant to which payments were made in the aggregate amount of $92,321. Double A AB, a software development company specializing in developing strategic technologies, is 100% owned by Mr. Anders Forsberg.

At March 31, 2007, approximately 56% of our shares are held by St James's Square Nominee Ltd. for the benefit of our Chief Executive Officer and the aforementioned shareholder. As of March 31, 2007 there were no amounts owed to Double A AB. As of March 31, 2006,  $88,927 was owed to Double A AB, respectively, and was included in related party accounts payable in the accompanying consolidated balance sheets.

Through December 9, 2005, the Company had a consulting agreement with Iceman Media AB pursuant to which payments were made in the aggregate amount of $94,174. Iceman Media AB specializes in advanced media and database solutions. Approximately 80% of the outstanding shares of Iceman Media AB are owned by a company which was owned by our Chief Executive Officer and a shareholder. As of March 31, 2007,  no amounts were owed to Iceman Media AB. At March 31, 2006,  $135,881 was owed to Iceman Media AB and was included in related party accounts payable in the accompanying consolidated balance sheets.

Woize International Ltd.. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

During the year ended March 31, 2007, there were no transactions with any parties who are known to be related to the Company.

13. COMMITMENTS AND CONTINGENCIES

Woize Ltd. leases certain office space under operating leases, of which rent expense was approximately $116,000 and $20,000 net of sub-lease income of $22,000 and $0,  for the fiscal years ended March 31, 2007 and 2006, respectively.The sub-lease agreements are month -to-month.

Rent expense for Woize Ltd.’s operating lease, which included rental discounts over the term of the lease, is recorded using the straight-line method over the initial lease term whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as an accrued liability in the consolidated balance sheets.

Future minimum annual lease obligations as of March 31, 2007 are approximately as shown in the table below, however, Woize Ltd. is presently in negotiation with the landlord of the leased office who has offered to accept termination of the lease in return for Woize Ltd. leaving the premises, which it has done. These premises were previously used for software development activity which, as described in Note 1, is no longer an area of immediate focus.

2008	$126,000
2009	137,000
Total future minimum lease obligations	$263,000

The Company is responsible for the payment of stamp duty in the United Kingdom in connection with the reverse acquisition of Woize Ltd.. which stamp duty was due within 30 days from the closing of the acquisition. The amount payable is contingent upon determination of the value, for stamp, duty purposes, of the consideration issued by the Company in exchange for Woize Ltd.. The stamp duty of 0.5% will become payable once the valuation has been determined and the appropriate filings have been submitted to the United Kingdom's taxation authority. The stamp duty will be subject to audit by the taxation authorities. No amount has been recorded for this contingency as such amount cannot be estimated.

On November 25, 2004, the Company was notified of a potential claim of copyright infringement which was rebutted by letter on November 30, 2004. There has been no further substantive correspondence in relation to this matter since December 15, 2004.

On June 26, 2007, the Company became aware, through one of its current directors who is cited as a Defendant, that it may be named, in litigation proceedings by an internet hosting company against multiple defendants. So far as the Company has been made aware, such proceedings are dated and issued in February 2007. The plaintiffs also include a director of the Company. The claim appears to relate to alleged improper email spamming activity, apparently in periods prior to the reverse acquisition, by many companies and individuals named in the summons. In connection with this alleged litigation the Company has not been served with any court summons, has had no communication from the court or the claimant and has not had any specific allegations made against it either directly or indirectly. The Company can not be certain about whether this or any claim will ever be served on the Company in connection with these allegations. To the best of the knowledge of the directors of the Company, the Company has not committed any offence and has not been engaged in any of the activities that are referred to in the copy documentation that has been shown to us

On June 15, 2007,  the Company was served a petition to wind up the Company under Chapter 7 of US Bankruptcy code in the district of Nevada by a former CFO of the Company. This action was taken to secure payment by the claimant of $58,549 in unpaid invoices which has been accrued for in the accompanying consolidated balance sheets. Subsequently, the Company has negotiated settlement of this claim by agreement to pay $18,800 in cash and the balance by an issuance of 300,000 shares of common stock to the claimant. As a result the petitioner and the Company successfully petitioned the court to dismiss the said winding up order on July 13, 2007.

On August 28, 2006, the Company was notified of a potential claim by a company that processed credit card payments by end users of Woize’s web based VoIP system. The payment company alleged that it was entitled to penalties in respect of fraudulent use of credit cards by end users, of which Woize has no knowledge. Woize rebutted the potential claims by letter dated September 22, 2006. During April 2007, the payment supplier repeated its allegations and Woize immediately rebutted, as previously. There has been no further correspondence.

Material contingent liabilities and assets arise in connection with claims by and counter claims against certain suppliers as fully described in Note 4.

14. SUSEQUENT EVENTS

Subsequent to March 31, 2007, the Company contracted with investors to invest further new capital in the Company which resulted in net cash receipts receivable by the Company of $325,000. This investment round is currently in the process of being formally closed. Under the terms of the investment agreement 6,500,000 shares of Common stock are to be issued with 6,500,000 warrants attaching (one for each share purchased) to purchase a share of the Company’s common stock for $0.10 per share exercisable within five years. A commission of 8% of total gross proceeds is payable to a broker, payable in the Company’s common stock at the placing price of $0.05.

As explained in Note 10, during the year ended March 31, 2007, the Company issued a promissory note payable to a former director that had an option to convert into 2,400,000 shares of the Company’s common stock. In April 2007 the former director served a conversion notice on the Company in accordance with the terms of the note and stock certificates are in the process of being issued to him. Substantial new issues of common stock, made either side of the effective date of the promissory note, have been issued at a price of $0.05, which values the 2,400,000 shares issued at the face value of the promissory note ($120,000) and therefore the directors have concluded that it is reasonable that no beneficial discount is embedded in the promissory note, which was the Company’s intention when the note was issued.