Form 10QSB
period 2007-06-30
WOIZE INTERNATIONAL LTD.
filed 2007-08-20
CIK 1219584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________

Commission files number 000-5 1797

Woize International Ltd.
(Name of small business issuer in its charter)

Nevada	99-039022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Kingsway, London WCB 6FX, United Kingdom
(Address of principal executive offices) (Zip Code)

44 (0) 20 749917630
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

|X| Yes _| No

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act:

|_| Yes |X| No

As of July 31, 2007, 61,871,947 shares of common stock (par value $.001) were issued and outstanding and no shares of preferred stock were issued and / or outstanding.

WOIZE INTERNATIONAL LTD.

WOIZE INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$22,934	$5,885
Accounts receivable, net of allowance
of $5,038	12,369	22,393
Security deposits	44,961	44,039

TOTAL CURRENT ASSETS	80,264	72,317

EQUIPMENT, NET (Note 4)	53,321	61,357

SOFTWARE DEVELOPMENT COSTS, NET (Note 5)	671,695	718,216

TOTAL ASSETS	$805,280	$851,890

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,124,622	$926,785
Convertible promissory note payable (Note 7)	-	120,000
Deferred revenue	269,789	264,254
Current portion of note payable - related party (Note 6)	1,448,373	1,419,522

TOTAL CURRENT LIABILITIES	2,842,784	2,730,561

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized – 1,000,000 shares, issued – none	-	-

Common stock - $ 0.001 par value, authorized – 150,000,000 shares, issued
and outstanding - 61,871,947 and 48,305,280 shares, respectively.	61,871	48,305

Capital in excess of par value	1,321,418	605,739

Cash received in respect to common stock to be issued (Note 9)	90,000	600,000

Accumulated deficit	(3,441,771)	(3,085,989)

Accumulated other comprehensive loss	(69,022)	(46,726)

TOTAL STOCKHOLDERS’ DEFICIT	(2,037,504)	(1,878,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$805,280	$851,890

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARIES

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Three months ended June 30, 2007 and 2006

	Three months ended June 30,
	2007	2006
REVENUE	$11,953	$28,636

COST OF SALES	33,407	39,424

GROSS LOSS	(21,454)	(10,788)

EXPENSES
Amortization of intangible assets	46,521	32,263
Legal, audit, professional and consultancy	101,416	220,306
General development costs	81,741	73,149
Marketing and promotion	4,580	9,677
General and administrative	69,244	190,657

	(324,956)	(536,840)

INTEREST EXPENSE	(30,826)	(26,390)

NET LOSS BEFORE OTHER
COMPREHENSIVE INCOME (LOSS)	(355,782)	(563,230)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(22,296)	16,156

COMPREHENSIVE LOSS	$(378,078)	$(547,074)

LOSS PER SHARE, basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,017,735	47,370,280

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Three months ended June 30, 2007 (unaudited), and Year Ended March 31, 2007 (audited)

					Deficit
				Cash received	accumulated	Accumulated
			Capital in	in respect	during the	other
	Common Stock		excess of	to common stock	development	comprehensive
	Shares	Amount	par value	to be issued	stage	(loss)

Balance, March 31, 2006 (audited)	47,370,280	$47,370	$263,034	$-	$(646,523)	$12,790

Issuance of shares for
sale of common stock at
$ 0.69 per share	435,000	435	299,715	-	-	-

Stock issuance (settlement with	500,000	500	24,500	-	-	-
former Director)

Cash received in respect
to common stock to
be issued	-	-	-	600,000	-	-

Stock warrants issued
for consulting	-	-	18,490	-	-	-

Net loss for the year	-	-	-	-	(2,439,466)	-

Other comprehensive income
Foreign currency translation	-	-	-	-	-	(59,516)

Balance, March 31, 2007 (audited)	48,305,280	48,305	605,739	600,000	(3,085,989)	(46,726)

Issuance of shares for
sale of common stock at
$0.05 per share (Note 7)	11,000,000	11,000	539,000	(550,000)	-	-

Issuance of shares for
sale of common stock at
$0.30 per share (Note 7)	166,667	166	49,834	(50,000)	-	-

Stock issuance
Conversion of Convertible
Promissory note (Note 7)	2,400,000	2,400	117,600	-	-	-

Net loss for the period	-	-	-	-	(355,782)	-

Other comprehensive income
Foreign currency translation	-	-	-	-	-	(22,296)

Cash received in respect
to common stock to
be issued (Note 9)	-	-	-	90,000	-	-

Stock warrants issued
for consulting (Note 10)	-	-	9,245	-	-	-

Balance, June 30, 2007 (unaudited)	61,871,947	$61,871	$1,321,418	$90,000	$(3,441,771)	$(69,022)

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended June 30, 2007 and 2006

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006

Net loss for the period	$(355,782)	$(563,230)
Adjustments to reconcile net loss to net cash used in
operating activties:
Amortization of software development costs	46,521	32,263
Depreciation of equipment	8,036	7,450
Stock warrants issued for consulting	9,245	-
Imputed interest expense	28,851	26,390
Changes in operating assets and liabilities:
Accounts receivable	10,024	(33,480)
Prepaid expenses and security deposits	(922)	789
Accounts payable and accrued liabilities	197,837	250,059
Deferred revenue	5,535	57,623

Net cash used in operating activities	(50,655)	(222,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(37,936)
Software development costs capitalized	-	(168,913)

Net cash used in investing activities	-	(206,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	90,000	-

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	(22,296)	(5,914)

INCREASE (DECREASE) IN CASH DURING THE PERIOD	17,049	(434,899)

CASH, beginning of period	5,885	662,472

CASH,end of period	$22,934	$227,573

Supplemental disclosure of cash paid for:

Interest	$-	$-

Income taxes	$-	$-

Non-cash financing transactions:
Conversion of debt into shares of common stock	$120,000	$-

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements were prepared from the accounting records of Woize International, Ltd. and Subsidiaries (the "Company") in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim period. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB dated July 16, 2007.

The interim consolidated financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's March 31, 2007 annual audited consolidated financial statements on Form 10-KSB. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.

2.  GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss for the three months ended June 30, 2007 of $ 355,782 (2006 - $ 563,230), which resulted in an accumulated deficit at June 30, 2007 of $ 3,441,771. At June 30, 2007 current liabilities exceeded current assets by $ 2,762,520.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition the Company’s wholly owned subsidiary, Woize Limited is facing substantial claims from various suppliers as described in Note 8, although Woize Limited and the Company are rigorously defending these claims and are compiling substantial counter claims in damages, the outcome of these claims and counter claims is uncertain and may materially affect the ability of Woize Limited and/or the Company to continue as a going concern.

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

3. RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In 2006, the FASB issued No. 48 (FIN 48), "Accounting For Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted FIN 48 as of April 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administration expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months ended June 30, 2007. The Company has not taken a tax position that would have a material effect on the financial under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Woize International Ltd. and Subsidiaries
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

4. EQUIPMENT
	June 30, 2007	March 31, 2007
Equipment - at cost	$96,683	$96,683
Less: Accumulated depreciation	43,362	35,326

Equipment, net	$53,321	$61,357
5. SOFTWARE DEVELOPMENT COSTS
	June 30,	March 31,
	2007	2007
Software Development Cost	$928,242	$928,242
Less: Accumulated amortization	256,547	210,026

Software development costs, net	$671,695	$718,216

6. NOTE PAYABLE TO RELATED PARTIES

The $ 1.5 million note payable to a related party is unsecured, due in December 2007, and does not bear interest. Interest of $ 221,280 was imputed at a rate of 8% and is being amortized over the term of the note. The note payable is shown net of imputed interest at $ 51,627 at June 30, 2007 and $80,478 at March 31, 2007.

7. COMMON STOCK ISSUED

On April 3, 2007, 11,000,000 shares of the Company’s common stock was issued with respect to stock purchases contracted during November 2006 and resulted in net cash receipts received by the Company of $550,000. Of this amount $450,000 was received during December 2006 and the balance remaining in January 2007. The Company originally accounted for the cash received as a separate line within Stockholders Deficit in the balance sheet. Warrants are also included in the placement with one half of a warrant to purchase a share of the Company's common stock for $0.40 per share exercisable within 5 years, attached to 11,000,000 shares sold in the placement.

On April 3, 2007, 166,667 shares in the Company’s common stock were issued with respect to a stock purchase by an individual contracted in November 2006. Cash was received from the placing in December 2006; however the shares have only been issued in April 2007. There were no warrants attached to the placing.

On March 31, 2007 the Company issued a convertible promissory note to a former director in connection with services provided by him to the Company. The payee had the option to convert the note payable into 2,400,000 shares in the Company’s common stock which he duly did on April 23, 2007. For the purposes of accounting for the value of the stock issued the underlying price of the aforementioned private placing ($0.05) has been used, which results in a value of $120,000 and, therefore, no beneficial conversion rights arose.

Woize International Ltd. and Subsidiaries
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

8.  SUPPLIER CLAIMS AND COUNTER CLAIMS

During January 2007, certain sub-contract development suppliers served notice on Woize Limited of their intention to terminate their contracts with it, citing non-payment of overdue invoices as the reason. Woize Limited maintains that these subcontractors had failed to provide adequate support for their development work (and other services) to support the unpaid invoices and had asked for such support to enable it to consider making payment, as appropriate. During the course of discussions the subcontractors acted, in the opinion of the Company, precipitously to terminate contractual relationships with Woize Limited. In addition to terminating contracts, the suppliers also acted in `consortium', both together and with other suppliers, to bring concerted pressure on Woize Limited to settle invoices and other claims which were, to varying degrees, inadequately supported. The other suppliers, who acted in the `consortium', were suppliers of service desk solutions for Woize Limited’s VOIP and Click to Call services and of hosting services for Woize Limited’s web based VOIP service.

In total, these suppliers, acting in consortium have claimed approximately $550,000 from Woize Limited. A writ of summons in respect of these claims was delivered to Woize Limited on July 5, 2007. Woize Limited and the Company is presently engaged in preparing a robust defense and a series of counter claims for damages against each of the suppliers.

9.  CASH RECEIVED IN RESPECT OF COMMON STOCK TO BE ISSUED

The Company raised new capital by way of private placement of common stock. The stock purchases were contracted during May 2007 and resulted in net cash receipts received by the Company of $325,000. Of this amount $ 90,000 was received during May 2007 and the balance remaining in July 2007. 6,500,000 shares of common stock are to be issued pursuant to the placement; however, the stock certificates will not be issued until August, 2007. The Company has accounted for the cash received as a separate line within Stockholders' Deficit in the balance sheet. Warrants are also included in the placement with one warrant to purchase a share of the Company's common stock for $0.10 per share exercisable within 5 years, attached to 6,500,000 shares sold in the placement. A commission of 520,000 shares of the Company’s common stock will be payable to a broker in connection with the private placing and will be recorded as a reduction of equity.

10. STOCK WARRANTS ISSUED FOR SERVICES

On November 30, 2006, the Company entered into a consulting agreement with a company to provide certain consultancy services. The consideration payable under this agreement included the issuance of warrants to subscribe for 150,000 shares of the Company's common stock exercisable at any time at the option of the warrant holder, for a price of $0.22 per share, which was the market price of the Company's shares at the date of the agreement. The Company used the Black Scholes method to value the warrants at $27,736 and is charging the expense in the accompanying consolidated statements of loss and comprehensive loss on a straight-line basis over the minimum life of the contract, which is six months. In applying the Black Scholes method the volatility factor used was 189%, the expected life used was 2.5 years, dividend yields of 0%, and the risk free rate of interest applied was 4.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements included in this Quarterly Report on Form 1 0-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview

On December 9, 2005, the Company’s predecessor, Bravo Resources Ltd acquired all of the issued and outstanding capital stock of Woize Limited, a United Kingdom Company, ("Woize") in exchange for 27,000,000 million shares of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through Woize, we changed our name to Woize International Ltd., effective as of December 9, 2005. Bravo Resources Ltd. was organized under the laws of the State of Nevada on November 19, 2002, to explore mining claims and property in the Province of Quebec, Canada. From inception until November 2005, the Company investigated mining projects and related opportunities.

Woize was incorporated in England, on November 22, 2001 under the Companies Act 1985, (England and Wales), under the name Netx.Com Limited and changed its name to Woize Limited on March 9, 2004. Woize was dormant until December 2004.

During the year ended March 31, 2007, the Company, through Woize, has largely been engaged in the continued development of its VoIP and `Click to Call' (“C2C”) technology (“IPR”). Subsequent to March 31, 2007, it has commenced business development activity with the objective of starting to commercially exploit this technology. The Company's strategy involves focusing on (i) direct sales of business to business solutions built around our core technology in C2C and VoIP and (ii) seeking alliances and revenue sharing joint ventures with companies who are synergistic with Woize and are well positioned to make commercial use of the IPR. In previous periods Woize operated a VoIP service via its web site to individuals. Management does not believe that offering low cost VoIP telephony is an area that they wish to pursue as a main focus of the Company's ongoing strategy because of the low margins involved, although a VoIP service will still be made available on Woize's web site as evidence of its expertise in VoIP and related technologies. The VoIP IPR will be used in the business to business solutions applications described above.

Investment in IPR

During the year ended March 31, 2007, The Company invested substantially ($1,073,431) in improving and broadening its intellectual property in the areas of VoIP and Click to Call.

As a result of this investment we have developed the following IPR:

-	Version 2.6 of the Woize VoIP system was completed and launched in May, 2006 building upon the previous launch and reflecting many value added features

-	Further functionality was developed in accordance with the established development plan through December, 2006 and included several completed advanced value added modules

-	Woize's proprietary C2C was improved throughout the year and now represents an advanced working solution which we use to create `white label' solutions for business customers.

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

The Company and its subsidiary recorded a consolidated net loss of $ 355,782 for the three months ended June 30, 2007 as compared to $563,230 for the three months ended June 30, 2006. The decrease in net loss was mainly a result of substantially reduced selling, general, administrative and legal expenses for the period ended June 30, 2007, which are in line with the generally much reduced scale of operations in the period.

During the three months ended June 30, 2007, revenues totaled $ 11,953 compared to $28,636 for the three months ended June 30, 2006. The decrease is not regarded as significant since the Company is not yet in a fully commercial stage of its growth.

A negative gross margin of $(21,454) was recorded for the three months ended June 30, 2007 compared to a negative margin of $(10,788) for the three months ended June 30, 2006. Similarly, the increase is not regarded as significant.

Costs and expenses decreased from $526,052 in the three months ended June 30, 2006 to $ 303,502 in the three month period ended June 30, 2007. The principle reasons for this decrease were due to a much reduced overhead base following the restructuring of operations, and in the reduction of legal, professional and consultancy fees during the period.

We anticipate that we will not earn substantial revenues until we have reached full commercial production of our services and solutions.

Our accumulated deficit through June 30, 2007 was $ 3,441,771.

Plan of Operations

The Company’s immediate priorities and focus will be as follows:

a)
Building our Click to Call (‘C2C’) business, which we believe to have considerable potential. This business involves using C2C IPR to work with business customers and marketing intermediaries (who consult with their own customer basis and sell systems in partnership with Woize) who wish to build sophisticated promotional solutions into their web offerings to enable their customers to use interactive telephony and web based interaction to enrich on line commerce. Currently Woize has revenues amounting to some $4,000 per month, which is a reflection of the fact that this area of business development has only comparatively recently commenced, but the Company expects its revenues to grow significantly by 2008.

b)
The Company plans to shortly launch a new VoIP system to existing, past and future Woize VOIP customers, following the disconnection of the previous system. The Company will hold in reserve the more sophisticated `business to business' features within the Woize VoIP IPR until such time as Woize is able to focus on business development around its VoIP IPR in collaboration with third parties.

c)
 The Company has decided to temporarily curtail further work for the time being on software development and to concentrate on business development around established IPR. The Company’s management intends that these strategies will include working with (i) companies with less sophisticated VoIP or C2C technology who have an established customer base and strong business development capability (ii) companies who have advanced communication technology that is synergistic with Woize's IPR and would benefit from working with Woize to mutual gain; and (iii) marketing companies who sell business solutions and or services which would benefit from the inclusion of Woize's VoIP or C2C IPR. The Company’s directors believe that these strategies may lead to (a) license revenues for use of Woize's IPR, (b) joint venture revenue sharing arrangements with marketing companies (especially new marketing companies that focus on internet and telephony based solutions and services) or (c) direct sales of customized business solutions using the sophisticated features of Woize's IPR.

Liquidity and Capital Resources

The Company had cash of $ 22,934 as of June 30, 2007 compared to $ 5,885 as of March 31, 2007.

Net cash used in operating activities for the three months ended June 30, 2007, was $50,655 compared to $222,136 for the three months ended June 30, 2006. This is due mainly to much reduced operations following a review of the core business.

For the three months ended June 30, 2007, cash flows used in investing activities was $ -0- compared to $206,849 for the three months ended June 30, 2006. The decrease is due to the fact that, since March 31, 2007, no investment has been made in software development as the Company focuses on business development around its existing IPR.

For the three months ended June 30, 2007, cash flows from financing activities was $ 90,000 representing the part of proceeds received in the period from a private placing of 6,500,000 shares of common stock. There was no comparable financing activity in the three months ended June 30, 2006. The private placement offering was made pursuant to exemptions from registration afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

At June 30, 2007, The Company had a working capital deficit of $2,762,520. The Company expects to undertake debt or equity financings when needed to enable it to meet its future operating and capital requirements. In view of the limited operating history, the Company’s ability to obtain additional funds is limited. Further, there can be no assurance that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company’s results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from business activities.

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

Woize has been involved in an ongoing dispute with a number of our service providers regarding certain invoices submitted to Woize for services allegedly provided by the service providers. As a result of the dispute, the service providers have withheld their services and accordingly the Woize VoIP system has become unavailable to our customers and we are no longer in a position to be able to offer a VoIP service on our website. The Woize system which delivers our IP-telephony services to end users became unavailable when the supplier of our hosting environment terminated its contract with Woize in March 2007. In addition, at around the same time, other service providers, to whom Woize subcontracted the development and maintenance of parts of the Woize system also terminated their contracts with the Company, or otherwise withheld services to Woize. In addition, these service providers have refused to return to Woize, the development work, which pursuant to the applicable agreements, are the property of Woize, and are also holding, and refusing to release, other property of Woize limited. In aggregate, the various suppliers are claiming approximately $550,000 from Woize. Many of these claims are not adequately substantiated and some are unsupported. We have repeatedly requested that the suppliers substantiate the claims but in most instances have not been provided with adequate supporting documentation. We have attempted to negotiate the resolution of this dispute both amicably and expeditiously. However, we have been unable to reach an agreement with the service providers. These claims are robustly disputed by Woize and both Woize and the Company are presently compiling a robust defense and a series of counter claims for damages against each of the Consortium Suppliers. We have provided prudently for these claims in the financial statements set out in Item 1. Woize received writ of summons regarding these claims on July 5, 2007 and is presently engaged in preparing its defense and formal counter claim.

On June 26, 2007, the Company became aware, through one of its current directors who is cited as a Defendant, that it may be named, as a plaintiff, in litigation proceedings by an internet hosting company against multiple defendants. So far as the Company has been made aware, such proceedings were dated and issued in February, 2007. The claim appears to relate to alleged improper email spamming activity, apparently in periods prior to the reverse acquisition, by many companies and individuals named in the summons. In connection with this alleged litigation the Company has not been served with any court summons, has had no communication from the court or the claimant and has not had any specific allegations made against it either directly or indirectly. We can not be certain about whether this or any claim will ever be served on the Company in connection with these allegations. To the best of the knowledge of the directors of the Company, The Company has not committed any offence and has not been engaged in any of the activities that are referred to in the copy documentation that has been shown to us.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2007 the Company sold 6,500,000 shares of common stock to investors in a private placing for aggregate proceeds of $325,000, of which $90,000 was received in June 2007 and the remainder in July 2007. Each investor in the offering received a warrant to purchase one share in the Company’s common stock at $0.10 per share exercisable within five years of the issuance. The shares and warrants will not be issued until August 2007.

The above Offering was made pursuant to an exemption from securities afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

At a meeting of the Board of Directors on August 17, 2007, the Board approved the removal of Anders Halldin as President and CEO of Woize International Ltd. Daniel Savino, the Company's current Chairman was appointed as Interim CEO to serve until a suitable successor has been appointed.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by Reference to the Company’s Registration Statement on Form SB-1 which was filed on June 16, 2006, File number 333-106144).

3.2	Certificate of Change Pursuant to NRS 78.209 (Incorporated By reference to the Company’s current report on Form 8-K Filed with the SEC on February 18, 2005)

3.3	International Ltd. (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 15, 2005)

3.4	Bylaws (Incorporated by reference to the Company's Registration Statement on Form SB-1 which was filed on June 16, 2006, file number 333-106144).

10.1
Purchase Agreement dated August 25, 2006 by and between the Company and Linden & Liven Holding AB (Incorporated by Reference to the Company’s current report on Form 8-K filed With the SEC on November 21, 2006)

10.2	Purchase Agreement dated November 14, 2006 by and between The Company and Jan Arrhenius*

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

Woize International Ltd.

Date: August 20, 2007	By:	/s/ Daniel Savino
Daniel Savino Chief Executive Officer

By:	/s/ Martin Thorp
Martin Thorp Chief Financial Officer
Title