Form 10QSB
period 2007-09-30
WOIZE INTERNATIONAL LTD.
filed 2007-11-19
CIK 1219584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________

Commission files number 000-51797

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

|_| Yes |X| No

As of November 1, 2007, 61,871,947 shares of common stock, par value $.001, were issued and outstanding.

WOIZE INTERNATIONAL LTD.

ITEM 1. FINANCIAL STATEMENTS

Woize International Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$43,320	$5,885

Accounts receivable	10,238	22,393

Prepaid expenses/Security deposits	45,927	44,039

TOTAL CURRENT ASSETS	99,485	72,317

EQUIPMENT, NET (Note 4)	45,138	61,357

SOFTWARE DEVELOPMENT COSTS, NET (Note 5)	625,174	718,216

TOTAL ASSETS	$769,797	$851,890

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities:
Trade	$997,588	$926,785
Related parties	-	-
Promissory note payable	-	120,000
Short-term note payable - related party (Note 11)	72,460	-
Deferred revenue	275,587	264,254
Note payable - related party (Note 6)	1,477,553	1,419,522

TOTAL CURRENT LIABILITIES	2,823,188	2,730,561

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized – 1,000,000 shares, issued – none	-	-

Common stock - $ 0.001 par value, authorized – 150,000,000 shares, issued
and outstanding - 61,871,947 and 48,305,280 shares, resepctively.	61,871	48,305

Capital in excess of par value	1,321,418	605,739

Cash received in respect to common stock to be issued (Note 9)	314,985	600,000

Accumulated deficit	(3,656,966)	(3,085,989)

Accumulated other comprehensive loss	(94,699)	(46,726)

TOTAL STOCKHOLDERS’ DEFICIT	(2,053,391)	(1,878,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$769,797	$851,890

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
Three and six months ended September 30, 2007 and 2006

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

REVENUE	$20,073	$50,473	$32,026	$79,109

COST OF SALES	50,634	54,657	84,041	94,081

GROSS LOSS	(30,561)	(4,184)	(52,015)	(14,972)

EXPENSES
Amortization of intangible assets	46,522	32,250	93,042	64,513
Legal, audit, professional and consultancy	75,130	57,860	176,546	278,166
General development costs	-	19,212	81,741	92,361
Marketing and promotion	-	2,542	4,580	12,219
General and administrative	31,552	50,073	100,795	240,730

	(183,765)	(166,121)	(508,719)	(702,961)

INTEREST EXPENSE	(31,430)	(26,921)	(62,258)	(53,311)

NET LOSS BEFORE OTHER
COMPREHENSIVE INCOME (LOSS)	(215,195)	(193,042)	(570,977)	(756,272)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(25,677)	(10,562)	(47,973)	5,968

COMPREHENSIVE LOSS	$(240,872)	$(203,604)	$(618,950)	$(750,304)

LOSS PER SHARE, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,871,947	47,540,497	60,944,841	47,455,854

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Six months ended September 30, 2007 (unaudited) and year ended Mach 31, 2007 (audited)

						Accumulated
				Cash received		other
			Capital in	in respect		comprehensive
	Common Stock		excess of	to common stock	Accumulated	income
	Shares	Amount	par value	to be issued	Deficit	(loss)

Balance, March 31, 2006	47,370,280	$47,370	$263,034	$-	$(646,523)	$12,790

Sale of common stock at
$ 0.69 per share	435,000	435	299,715	-	-	-

Stock issuance (settlement with	500,000	500	24,500	-	-	-
former Director)

Cash received in respect
to common stock to
be issued (Note 9)	-	-	-	600,000	-	-

Stock warrants issued
for consulting (Note 10)	-	-	18,490	-	-	-

Net loss for the year	-	-	-	-	(2,439,466)	-

Other comprehensive income
Foreign currency translation	-	-	-	-	-	(59,516)

Balance, March 31, 2007	48,305,280	48,305	605,739	600,000	(3,085,989)	(46,726)

Sale of common stock at
$0.05 per share (note 7)	11,000,000	11,000	539,000	(550,000)	-	-

Sale of common stock at
$0.30 per share (note 7)	166,667	166	49,834	(50,000)	-	-

Stock issuance
Conversion of Promissory Note
to common stock (note 7)	2,400,000	2,400	117,600	-	-	-

Net loss for the period	-	-	-	-	(570,977)	-

Cash received in respect
to common stock to
be issued (Note 9)	-	-	-	314,985	-	-

Stock warrants issued
for consulting (Note 10)	-	-	9,245	-	-	-

Other comprehensive income
Foreign currency translation	-	-	-	-	-	(47,973)

Balance, September 30, 2007	61,871,947	61,871	1,321,418	314,985	(3,656,966)	(94,699)

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended September 30, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(570,977)	$(756,272)
Adjustments to reconcile net loss to net cash used in
operating activties:
Amortization of software development costs	93,042	64,513
Depreciation of equipment	16,219	13,303
Stock warrants issued for consulting	9,245	-
Imputed interest expense	58,031	53,287
Changes in operating assets and liabilities:
Accounts receivable	12,155	(56,803)
Prepaid expenses and security deposits	(1,888)	83
Accounts payable and accrued liabilities	70,803	298,748
Deferred revenue	11,333	35,813
Net cash used in operating activities	(302,037)	(347,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(34,915)
Software development costs capitalized	-	(450,431)

Net cash used in investing activities	-	(485,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	314,985	300,150
Proceeds from short term loan	72,460	-

Net cash provided by financing activities	387,445	300,150

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	(47,973)	(23,640)

INCREASE (DECREASE) IN CASH DURING THE YEAR	37,435	(556,164)

CASH, beginning of period	5,885	662,472
CASH, end of period	$43,320	$106,308

Supplemental disclosure of cash paid for:

Interest	$-	$-

Income taxes	$-	$-
Non-cash financing transactions:
Conversion of debt into shares of common stock	$120,000	$-

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The interim consolidated financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's March 31, 2007 annual audited consolidated financial statements on Form 10-KSB. The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

2.	GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss for the six months ended September 30, 2007 of $ (570,977) (2006 - $ (756,272), which resulted in an accumulated deficit at September 30, 2007 of $ 3,656,966. At September 30, 2007 current liabilities exceeded current assets by $ 2,723,703.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition the Company's wholly owned subsidiary, Woize Limited is facing substantial claims from various suppliers as described in Note 8, although Woize Limited and the Company are rigorously defending these claims and are compiling substantial counter claims in damages, the outcome of these claims and counter claims is uncertain and may materially affect the ability of Woize Limited and/or the Company to continue as a going concern.

Furthermore, as also described in Note 8, Woize Limited is experiencing financial difficulty as a result of the aforementioned action taken by the suppliers which had a knock on, deleterious impact on the Group’s VoIP business and its access to certain of the Group’s IPR and consequently on the Company’s ability to raise fresh capital in amounts sufficient to finance Woize Limited. As a result Woize Limited is exposed to possible liquidation proceeds by creditors and, whilst the Company is going to all reasonable lengths to assure the creditors that their better interests are served by working with the Company and giving it time to resolve the dispute, restore the Group’s IPR and then regain investor confidence, thus enabling it to raise fresh capital to enable it to support Woize Limited, there can be no assurance that Woize Limited will not be put into liquidation by creditor action. In that connection, on October 16, 2007 Woize Limited received notice of application to obtain a Petition to wind-up the company in connection with employee claims for unpaid compensation, which Woize Limited disputes and intends to contest. The liquidation of Woize Limited would have a significant negative impact on the Company and may impact its ability to continue as a going concern.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administration expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the six months ended September 30, 2007. The Company has not taken a tax position that would have a material effect on the financial under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

4.	EQUIPMENT
	September 30, 2007	March 31, 2007
Equipment - at cost	$96,683	$96,683
Less: Accumulated depreciation	51,545	35,326

Equipment, net	$45,138	$61,357

5.	SOFTWARE DEVELOPMENT COSTS

	September 30,	March 31,
	2007	2007
Software development cost	$928,242	$928,242
Less: Accumulated amortization	303,068	210,026

Software development costs, net	$625,174	$718,216

6.	NOTE PAYABLE TO RELATED PARTIES

The $ 1.5 million note payable to a related party is unsecured, due in December 2007, and does not bear interest. Interest of $ 221,280 was imputed at a rate of 8% and is being amortized over the term of the note. The note payable is shown net of imputed interest of $ 22,447 at September 30, 2007 and $80,478 at March 31, 2007.

The Company has had initial discussions with the note holders who are also substantial shareholders in the Company with a view to renegotiating the terms of the loan notes, although, at this time it is not possible to be certain about the outcome of these negotiations.

7.	COMMON STOCK ISSUED

The following issuances of the Company’s common stock were made in the six month period ended September 30, 2007:

a.
On April 3, 2007, 11,000,000 shares of the Company’s common stock were issued under the terms of a Private Placement which was contracted in November, 2006, resulting in net cash receipts received by the Company of $550,000.  Warrants are also included in the Placement with one half of a warrant to purchase a share of the Company’s common stock for $0.40 per share exercisable within 5 years, attached to the 11,000,000 shares sold in the Placement.

b.
On April 3, 2007, 166,667 shares in the Company’s common stock were issued with respect to a stock purchase by an individual contracted in November 2006.  Cash received by the Company amounted to $50,000.  There were no warrants attached to the Placing.

c.
On March 31, 2007 the Company issued a convertible promissory note to a former director in connection with services provided by him to the Company. The note holder had the option to convert the note into 2,400,000 shares in the Company’s common stock, which he did on April 23, 2007. For the purposes of accounting for the value of the stock issued the underlying price of the private placing in a. above ($0.05) was used, giving a value of $120,000 and, therefore, no beneficial conversion rights arose.

The Company originally accounted for the cash received on share issuances a. and b. above as a separate line within Stockholders Deficit in the consolidated balance sheet entitled “cash received in respect of common stock to be issued”. When the stock certificates were issued the amount was transferred within the consolidated balance sheet to “common stock” and “capital in excess of par value” as appropriate.

8.	SUPPLIER CLAIMS AND COUNTER CLAIMS

During January 2007, certain sub-contract development suppliers served notice on Woize Limited of their intention to terminate their contracts with it, citing non-payment of overdue invoices as the reason. Woize Limited maintains that these subcontractors had failed to provide adequate support for their development work (and other services) to support the unpaid invoices and had asked for such support to enable it to consider making payment, as appropriate. During the course of discussions the subcontractors acted, in the opinion of the Company, precipitously to terminate contractual relationships with Woize Limited. In addition to terminating contracts, the suppliers also acted in `consortium', both together and with other suppliers, to bring concerted pressure on Woize Limited to settle invoices and other claims which were, to varying degrees, inadequately supported. The other suppliers, who acted in the `consortium', were suppliers of service desk solutions for Woize Limited's VOIP and Click to Call services and of hosting services for Woize Limited's web based VOIP service.

In total, these suppliers, acting in consortium have claimed approximately $550,000 from Woize Limited. A writ of summons in respect of these claims was delivered to Woize Limited on July 5, 2007. Woize Limited and the Company is presently engaged in preparing a robust defense and a series of counter claims for damages against each of the suppliers; however negotiations have continued to take place between the suppliers and the Company and during those negotiations the court action has been held by mutual agreement. The directors are hopeful that these negotiations will result in a satisfactory resolution to the potential litigation and to a resumption of ongoing business between the Company and/or Woize Limited and the suppliers.

As a consequence of the suppliers actions described above the Company's VoIP service became inoperable and, as a consequence, a major potential source of revenue has not been available to the Company. This, in turn, has caused the Company to experience unforeseen difficulties in raising planned new capital in the amounts required to support operations and, as a result, the Company has been unable to fund Woize Limited’s working capital needs, leaving Woize Limited with many current liabilities to suppliers and in respect of payroll to former employees which it is currently unable to settle. As a result Woize Limited is at risk of being put into liquidation by its creditors and, on October 16, 2007 Woize Limited received notice of application to obtain a Petition to wind-up the company in connection with employee claims for unpaid compensation, which Woize Limited disputes and intends to contest. The Company has made it clear that it intends to do all in its reasonable power to avoid the liquidation of its subsidiary by assisting its subsidiary in its negotiations with the suppliers referred to above with the objective of restoring the Company's VoIP service and then rebuilding investor confidence, with the objective of raising new finance to enable the liquidation of Woize Limited to be avoided.

9.	CASH RECEIVED IN RESPECT OF COMMON STOCK TO BE ISSUED

In the six months ended September 30, 2007 the Company raised a total of $ 314,985 in cash by way of a Private Placement of common stock. A further $10,015 was received under that second Placement subsequent to September 30, 2007.  The total of net cash receipts received by the Company from the two Placements contracted during the period was $ 325,000.  Pursuant to the Placing terms, 6,500,000 shares of common stock are to be issued at a price of $0.05 per share; however, the stock certificates have not yet been issued. The Company has accounted for the cash received as a separate line within Stockholders' Deficit in the consolidated balance sheet entitled “cash received in respect of common stock to be issued”. Warrants are also included in the placement with one warrant to purchase a share of the Company's common stock for $0.10 per share exercisable within 5 years, attached to 6,500,000 shares sold in the placement. A commission of 520,000 shares of the Company’s common stock will be payable to a broker in connection with the private placing and will be recorded as a reduction of equity.

10.	STOCK WARRANTS ISSUED FOR SERVICES

On November 30, 2006, the Company entered into a consulting agreement with a company to provide certain consultancy services. The consideration payable under this agreement included the issuance of warrants to subscribe for 150,000 shares of the Company's common stock exercisable at any time at the option of the warrant holder, for a price of $0.22 per share, which was the market price of the Company's shares at the date of the agreement. The Company used the Black Scholes method to value the warrants at $27,736 and charged the expense in the accompanying consolidated statements of loss and comprehensive loss on a straight-line basis over the minimum life of the contract, which is six months. In applying the Black Scholes method the volatility factor used was 189%, the expected life used was 2.5 years, dividend yields of 0%, and the risk free rate of interest applied was 4.75%.

11.	SHORT-TERM NOTE PAYABLE – RELATED PARTY

On July 5, 2007 the Company entered into a short-term note payable with an investor for $ 72,460.  The loan is unsecured, bears no interest, and is to be repaid from proceeds of a future placing planned to close in November 2007.

12.	SUBSEQUENT EVENTS

On September 28, 2007 the Company sold 10,833,333 shares of common stock to investors in a Private Placing for aggregate proceeds of $325,000.  As at November 14, 2007, net proceeds of $285,000 had been received from the sale.  Pursuant to the Placing terms the common stock will be sold at a price of $0.03 per share and each investor in the offering will receive a one half warrant for each share of common stock purchased, exercisable in five years.  Each whole warrant shall be exercisable to purchase one share of common stock at $0.10 per share.  The shares and warrants have not yet been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations

Three and six months ended September 30, 2007 compared to the three and six months ended September 30, 2006.

The Company recorded a consolidated net loss of $ 570,977 for the six months ended September 30, 2007 as compared to $ 756,272 for the six months ended September 30, 2006; and a net loss of $ 215,195 for the three months ended September 30, 2007 as compared to $ 193,042 for the three months ended September 30, 2006. The decrease in net loss was mainly a result of substantially reduced selling, general, administrative and legal expenses for the period ended September 30, 2007, which are in line with the generally much reduced scale of operations in the period.

During the six months ended September 30, 2007, revenues totaled $ 32,026 compared to $79,109 for the six months ended September 30, 2006. The decrease is not regarded as significant since the Company is not yet in a fully commercial stage of its growth, and arises primarily because of the withdrawal of the Woize VoIP service as described in Note 8.  Revenues were $ 20,073 for the three months ended September 30, 2007 as compared to $ 50,473 in the three months ended September 30, 2006, primarily because of the withdrawal of the Woize VoIP service as described in Note 8.  We anticipate that we will not earn substantial revenues until we have reached full commercial production of our services and solutions.

Gross loss of $52,015 was recorded for the six months ended September 30, 2007 compared to a gross loss of $14,972 for the six months ended September 30, 2006. The increase is not regarded as significant and arises primarily because of the withdrawal of the Woize VOIP service as mentioned above.  Gross loss of $ 30,561 was recorded for the three months ended September 30, 2007 as compared to $ 4,184 in the three months ended September 30, 2006, caused primarily because of the withdrawal of the Woize VOIP service as previously mentioned.

Costs and expenses decreased from $ 782,070 in the six months ended September 30, 2006 to $ 540,745 in the six month period ended September 30, 2007. The principal cause of this decrease was a much reduced overhead base following the reduction of support operations after the withdrawal of the VoIP service, and in the reduction of legal, professional and consultancy fees during the period.  Costs and expenses were $203,838 for the three months ended September 30, 2007 as compared to $ 216,594 in the three months ended September 30, 2006 remained relatively consistent.

Our accumulated deficit through September 30, 2007 was $ 3,656,966.

 Plan of Operations

The Company’s immediate priorities and focus will be as follows:

a)
Building our Click to Call (“C2C”) business, which we believe to have considerable potential. This business involves using C2C IPR to work with business customers and marketing intermediaries (who consult with their own customer basis and sell systems in partnership with Woize) who wish to build sophisticated promotional solutions into their web offerings to enable their customers to use interactive telephony and web based interaction to enrich on line commerce. Currently Woize has revenues amounting to some $4,000 per month, which is a reflection of the fact that this area of business development has only comparatively recently commenced, but the Company expects its revenues to grow significantly by 2008.

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

Liquidity and Capital Resources

The Company had cash of $ 43,320 as of September 30, 2007 compared to $ 5,885 as of March 31, 2007.

Net cash used in operating activities for the six months ended September 30, 2007, was $ 302,037 compared to $ 347,328 for the six months ended September 30, 2006. This is due mainly to much reduced operations following a review of the core business.

For the six months ended September 30, 2007, cash flows used in investing activities was $ -0- compared to $485,346 for the six months ended September 30, 2006. The decrease is due to the fact that, since March 31, 2007, no investment has been made in software development as the Company focuses on business development around its existing IPR.

For the six months ended September 30, 2007, cash flows from financing activities was $ 387,445 representing the part of proceeds received in the period from a private placing of 6,500,000 shares of common stock. In the six months ended September 30, 2006, proceeds from the sale of common stock amounted to $ 300,150. The private placement offering was made pursuant to exemptions from registration afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

At September 30, 2007, The Company had a working capital deficit of $ 2,723,703. The Company expects to undertake debt or equity financings when needed to enable it to meet its future operating and capital requirements. In view of the limited operating history, the Company's ability to obtain additional funds is limited. Further, there can be no assurance that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company's results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from business activities.

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

Woize has been involved in an ongoing dispute with a number of our service providers regarding certain invoices submitted to Woize for services allegedly provided by the service providers. As a result of the dispute, the service providers have withheld their services and accordingly the Woize VoIP system has become unavailable to our customers and we are no longer in a position to be able to offer a VoIP service on our website. The Woize system which delivers our IP-telephony services to end users became unavailable when the supplier of our hosting environment terminated its contract with Woize in March 2007. In addition, at around the same time, other service providers, to whom Woize subcontracted the development and maintenance of parts of the Woize system also terminated their contracts with the Company, or otherwise withheld services to Woize. In addition, these service providers have refused to return to the Company, the development work, which pursuant to the applicable agreements, are the property of the Company, and are also holding, and refusing to release, other property of the Company. In aggregate, the various suppliers are claiming approximately $550,000 from Woize. Many of these claims are not adequately substantiated and some are unsupported. We have repeatedly requested that the suppliers substantiate the claims but in most instances have not been provided with adequate supporting documentation. We have attempted to negotiate the resolution of this dispute both amicably and expeditiously. However, we have been unable to reach an agreement with the service providers. These claims are robustly disputed by Woize and both Woize and the Company are presently compiling a robust defense and a series of counter claims for damages against each of the Consortium Suppliers. We have provided prudently for these claims in the financial statements set out in Item 1. Woize received a writ of summons regarding these claims on July 5, 2007 and is presently engaged in preparing its defense and formal counter claim.

On June 26, 2007, the Company became aware, through one of its current directors who is cited as a Defendant, that it may be named, as a plaintiff, in litigation proceedings by an internet hosting company against multiple defendants. So far as the Company has been made aware, such proceedings were dated and issued in February, 2007. The claim appears to relate to alleged improper email spamming activity, apparently in periods prior to the reverse acquisition, by many companies and individuals named in the summons. In connection with this alleged litigation the Company has not been served with any court summons, and has not had any specific allegations made against it either directly or indirectly. We can not be certain about whether this or any claim will ever be served on the Company in connection with these allegations. To the best of the knowledge of the directors of the Company, the Company has not committed any offence and has not been engaged in any of the activities that are referred to in the copy documentation that has been shown to us.

On October 16, 2007 Woize Limited received notice of application to obtain a Petition to wind-up the company in connection with employee claims for unpaid compensation, which Woize Limited disputes and intends to contest.  Woize is disputing the claims on the basis of contractual employee agreements in place at the time of their employment, and is currently in discussions with the employee union representing the individuals to seek to resolve the litigation.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2007 the Company sold 10,833,333 shares of common stock to investors in a Private Placing for aggregate proceeds of $325,000.  As at November 14, 2007, net proceeds of $288,000 had been received from the sale.  Each investor in the offering receives a one half warrant for each share of common stock purchased, exercisable in five years.  Each whole warrant shall be exercisable to purchase one share of common stock at $0.10 per share.  The shares and warrants have not yet been issued.

The above Offering  was made pursuant to an exemption from securities afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the “Securities Act”) as amended and/or Regulation S promulgated under the Securities Act.

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

10.2	Purchase Agreement dated November 14, 2006 by and between The Company and Jan Orrhenius *

10.3
Purchase Agreement dated November 29, 2006 by and between The Company and the investors listed on Exhibit A attached Thereto (Incorporated by reference to the Company's current Report on Form 8-K filed with the SEC on January 16, 2007)

31.1
Certification by Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification by Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of The United States Code, promulgated pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002*

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of The United States Code, promulgated pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

Woize International Ltd.

Date: November 19, 2007	By:	/s/ Daniel Savino
Daniel Savino Chief Executive Officer

By:	/s/ Martin Thorp
Martin Thorp Chief Financial Officer
Title