Form 10QSB
period 2007-12-31
WOIZE INTERNATIONAL LTD.
filed 2008-02-19
CIK 1219584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2007

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

44 (0) 20 74991730
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

|_| Yes |X| No

As of February 10, 2008, 68,671,947 shares of common stock, par value $.001, were issued and outstanding.

WOIZE INTERNATIONAL LTD.

ITEM 1. FINANCIAL STATEMENTS

Woize International Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$87,837	$5,885

Accounts receivable	14,551	22,393

Security deposits	44,752	44,039

TOTAL CURRENT ASSETS	147,140	72,317

EQUIPMENT, NET (Note 4)	36,855	61,357

SOFTWARE DEVELOPMENT COSTS, NET (Note 5)	578,653	718,216

TOTAL ASSETS	$762,648	$851,890

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$957,544	$926,785
Promissory note payable	-	120,000
Deferred revenue	268,536	264,254
Note payable - related party (Note 6)	1,500,000	1,419,522

TOTAL CURRENT LIABILITIES	2,726,080	2,730,561

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized – 1,000,000 shares, issued – none	-	-

Common stock - $ 0.001 par value, authorized – 150,000,000 shares, issued
and outstanding - 62,171,947 and 48,305,280 shares, resepctively.	62,171	48,305

Capital in excess of par value	1,339,118	605,739

Cash received in respect to common stock to be issued (Note 9)	609,985	600,000

Accumulated deficit	(3,906,303)	(3,085,989)

Accumulated other comprehensive loss	(68,403)	(46,726)

TOTAL STOCKHOLDERS’ DEFICIT	(1,963,432)	(1,878,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$762,648	$851,890

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF PROFIT/(LOSS) AND COMPREHENSIVE LOSS
Three and nine months ended December 31, 2007 and 2006
	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

REVENUE	$20,762	$54,560	$52,788	$133,669

COST OF SALES	15,485	98,502	99,526	192,583

GROSS PROFIT(LOSS)	5,277	(43,942)	(46,738)	(58,914)

EXPENSES
Amortization of intangible assets	46,522	37,443	139,563	101,956
Legal, audit, professional and consultancy	175,546	221,374	352,092	499,540
General development costs	-	73,503	81,741	165,864
Marketing and promotion	-	9,724	4,580	21,943
General and administrative	6,899	191,581	107,694	432,311

	(223,690)	(577,567)	(732,408)	(1,280,527)

INTEREST EXPENSE	(25,648)	(27,440)	(87,906)	(80,751)

NET LOSS BEFORE OTHER
COMPREHENSIVE INCOME (LOSS)	(249,338)	(605,007)	(820,314)	(1,361,278)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	26,296	10,480	(21,677)	16,074

COMPREHENSIVE LOSS	$(223,042)	$(594,527)	$(841,991)	$(1,345,204)

LOSS PER SHARE, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	62,171,947	47,805,280	61,353,876	47,572,019

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Nine months ended December 31, 2007 (unaudited) and year ended Mach 31, 2007 (audited)

					Deficit	Accumulated
				Cash received	accumulated	other
			Capital in	in respect	during the	comprehensive
	Common Stock		excess of	to common stock	development	income
	Shares	Amount	par value	to be issued	stage	(loss)

Balance, March 31, 2006	47,370,280	$47,370	$263,034	$-	$(646,523)	$12,790

Sale of common stock at
$ 0.69 per share	435,000	435	299,715	-	-	-

Stock issuance (settlement with	500,000	500	24,500	-	-	-
former Director)

Cash received in respect
to common stock to
be issued (Note 8)	-	-	-	600,000	-	-

Stock warrants issued
for consulting (Note 9)			18,490

Net loss for the year	-	-	-	-	(2,439,466)	-

Other comprehensive income
Foreign currency translation	-	-	-	-	-	(59,516)

Balance, March 31, 2007	48,305,280	48,305	605,739	600,000	(3,085,989)	(46,726)

Sale of common stock at
$0.05 per share (note 7)	11,000,000	11,000	539,000	(550,000)	-	-

Sale of common stock at
$0.30 per share (note 7)	166,667	166	49,834	(50,000)	-	-

Stock issuance
Conversion of Promissory Note
to common stock (note 7)	2,400,000	2,400	117,600	-	-	-

Stock issuance
Settlement agreement (note 7)	300,000	300	17,700	-	-	-

Net loss for the period	-	-	-	-	(820,314)	-

Cash received in respect
to common stock to
be issued (Note 9)	-	-	-	609,985	-	-

Stock warrants issued
for consulting (Note 10)	-	-	9,245	-	-	-

Other comprehensive income
Foreign currency translation	-	-	-	-	-	(21,677)

Balance, December 31, 2007	62,171,947	$62,171	$1,339,118	$609,985	$(3,906,303)	$(68,403)

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries

INTERIM UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine months ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(820,314)	$(1,361,278)
Adjustments to reconcile net loss to net cash used in
operating activties:
Amortization of software development costs	139,563	101,956
Depreciation of equipment	24,502	22,311
Common stock issued for services	18,000	-
Stock warrants issued for consulting	9,245	-
Imputed interest expense	80,478	80,751
Changes in operating assets and liabilities:
Advance to Woize Scandinavia AB	-	(44,302)
Accounts receivable	7,843	(52,643)
Prepaid expenses and security deposits	(713)	24,934
Accounts payable and accrued liabilities	30,757	686,227
Deferred revenue	4,283	41,978
Net cash used in operating activities	(506,356)	(500,066)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(34,915)
Software development costs capitalized	-	(772,732)

Net cash used in investing activities	-	(807,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	609,985	800,150
Proceeds from short term loan	72,460
Repayment of short term loan	(72,460)

Net cash provided by financing activities	609,985	800,150

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	(21,677)	(16,074)

INCREASE (DECREASE) IN CASH DURING THE PERIOD	81,952	(523,637)

CASH, beginning of period	5,885	662,472
CASH, end of period	$87,837	$138,835

Supplemental disclosure of cash paid for:

Interest	$-	$-

Income taxes	$-	$-
Non-cash financing transactions:
Conversion of debt into shares of common stock	$120,000	$-

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiaries
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements were prepared from the accounting records of Woize International Ltd. and Subsidiaries (the "Company") in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim period. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB dated July 16, 2007.

The interim consolidated financial statements are prepared on the basis of the significant accounting policies disclosed in the Company's March 31, 2007 annual audited consolidated financial statements on Form 10-KSB. The results of operations for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

2.	GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss for the nine months ended December 31, 2007 of $ (820,314) (2006 - $ (1,361,278), which resulted in an accumulated deficit at December 31, 2007 of $ 3,906,303. At December 31, 2007, current liabilities exceeded current assets by $ 2,578,940.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital and generating sufficient revenues and cash flows and renegotiating the terms of the related party promissory note which became due on December 9, 2007 (see Note 6). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Furthermore, as also described in Note 8, Woize Limited is experiencing financial difficulty as a result of the aforementioned action taken by the suppliers which had a significant detrimental impact on the Company’s VoIP business and its access to certain of the Company’s IPR and consequently on the Company’s ability to raise capital in amounts sufficient to finance Woize Limited. As a result Woize Limited is exposed to possible liquidation proceeds by creditors and, whilst the Company is going to all reasonable lengths to assure the creditors that their better interests are served by working with the Company and giving it time to resolve the dispute, restore the Company’s IPR and then regain investor confidence, thus enabling it to raise capital to enable it to support Woize Limited, there can be no assurance that Woize Limited will not be put into liquidation by creditor action. In that connection, on October 16, 2007, Woize Limited received notice of application to obtain a Petition to wind-up the company in connection with employee claims for unpaid compensation, which Woize Limited disputes and is contesting. The liquidation of Woize Limited would have a significant negative impact on the Company and may impact its ability to continue as a going concern.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administration expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the nine months ended December 31, 2007. The Company has not taken a tax position that would have a material effect on the financial under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

4.	EQUIPMENT

	December 31, 2007	March 31, 2007
Equipment - at cost	$96,683	$96,683
Less: Accumulated depreciation	59,828	35,326

Equipment, net	$36,855	$61,357

5.	SOFTWARE DEVELOPMENT COSTS

	December 31,	March 31,
	2007	2007
Software development cost	$928,242	$928,242
Less: Accumulated amortization	349,589	210,026

Software development costs, net	$578,653	$718,216

6.	NOTE PAYABLE TO RELATED PARTY

The $ 1.5 million related party promissory note payable became due for payment in December 2007.

The note does not bear interest and is unsecured. Interest of $ 221,280 was imputed at a rate of 8% and has been fully amortized over the term of the note.

The note has not been called by the holder, which is a trust established for the benefit of two substantial shareholders in the Company, one of which is a Director of the Company and both of whom were the vendors of Woize Limited when it was acquired by the Company by way of the reverse takeover transaction in November 2005.

Both of the beneficiaries have indicated informally to the directors that it is not their intention to call the promissory note in view of the poor performance of Woize Limited, the consequent clear inability of the Company to pay the note, and their vested interests in the future success of the Company as material shareholders.

Whilst there can be no assurance that the promissory note will not be demanded at any time, the Company anticipates entering into formal discussions with each of the beneficiaries and, as appropriate the trustee, with a view to modifying the terms of the note in the near future.

7.	COMMON STOCK ISSUED

The following issuances of the Company’s common stock were made in the nine month period ended December 31, 2007:

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

c.
On March 31, 2007,  the Company issued a convertible promissory note to a former director in connection with services provided by him to the Company. The note holder had the option to convert the note into 2,400,000 shares in the Company’s common stock, which he did on April 23, 2007. For the purposes of accounting for the value of the stock issued the underlying price of the private placing in a. above ($0.05) was used, giving a value of $120,000 and, therefore, no beneficial conversion rights arose.

d.
On August 15, 2007, 300,000 shares of the Company’s common stock were issued under the terms of a compromise agreement dated June 21, 2007 with a former officer of the Company.  The shares have been valued at the quoted mid market price in effect on the date of issue.

The Company originally accounted for the cash received on share issuances a. and b. above as a separate line within Stockholders’ Deficit in the consolidated balance sheet entitled “cash received in respect of common stock to be issued”. When the stock certificates were issued, the amount was transferred within the consolidated balance sheet to “common stock” and “capital in excess of par value” as appropriate.

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

In total, these suppliers, acting in consortium have claimed approximately $550,000 from Woize Limited. A writ of summons in respect of these claims was delivered to Woize Limited on July 5, 2007. Woize Limited and the Company is presently engaged in preparing a robust defense and a series of counter claims for damages against each of the suppliers; however negotiations have continued to take place between the suppliers and the Company and during those negotiations the court action has been held by mutual agreement and court consent. The directors are hopeful that these negotiations will result in a satisfactory resolution to the potential litigation and to a resumption of ongoing business between the Company and/or Woize Limited and the suppliers.

As a consequence of the suppliers actions described above the Company's VoIP service became inoperable and, as a consequence, a major potential source of revenue has not been available to the Company. This, in turn, has caused the Company to experience unforeseen difficulties in raising planned new capital in the amounts required to support operations and, as a result, the Company has been unable to fund Woize Limited’s working capital needs, leaving Woize Limited with many current liabilities to suppliers and in respect of payroll to former employees which it is currently unable to settle. As a result Woize Limited is at risk of being put into liquidation by its creditors and, on October 16, 2007 Woize Limited received notice of application to obtain a Petition to wind-up the Company in connection with employee claims for unpaid compensation, which Woize Limited disputes and intends to contest. That petition has so far been resisted and the Company has made it clear that it intends to do all in its reasonable power to avoid the liquidation of its subsidiary by assisting its subsidiary in its negotiations with the suppliers referred to above with the objective of restoring the Company's VoIP service and then rebuilding investor confidence, by raising new capital to enable the liquidation of Woize Limited to be avoided.

9.	CASH RECEIVED IN RESPECT OF COMMON STOCK TO BE ISSUED

In the nine months ended December 31, 2007, the Company raised a total of $ 609,985 in cash by way of two Private Placements of common stock as detailed below:

a.
Pursuant to the Placing terms in the Placing agreement dated May 14, 2007, 6,500,000 shares of the Company’s common stock are to be issued at a price of $0.05 per share; however, the stock certificates have not yet been issued. Warrants are also included in the placement with one warrant to purchase a share of the Company's common stock for $0.10 per share exercisable within 5 years, attached to 6,500,000 shares sold in the placement. A commission of 520,000 shares of the Company’s common stock will be payable to a broker in connection with the private placing and will be recorded as a reduction of equity.  A net total of $324,985 sale proceeds have been received.

b.
On September 28, 2007, the Company sold 10,833,333 shares of common stock to investors in a Private Placing for aggregate proceeds of $325,000.  As at December 31, 2007, net proceeds of $285,000 had been received from the sale.  Pursuant to the Placing terms the common stock will be sold at a price of $0.03 per share and each investor in the offering will receive a one half warrant for each share of common stock purchased, exercisable in five years.  Each whole warrant shall be exercisable to purchase one share of common stock at $0.10 per share.  The shares and warrants have not yet been issued.

The Company has accounted for the cash received as a separate line within Stockholders' Deficit in the consolidated balance sheet entitled “cash received in respect of common stock to be issued”.  The shares are expected to be issued by our fiscal year-end, March 31, 2008.

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

On July 5, 2007 the Company entered into a short-term note payable with an investor for $72,460.  This loan was repaid on November 22, 2007.  The loan did not bear interest and was unsecured.

12.	SUBSEQUENT EVENTS

On January 29, 2008, the Company issued 6,500,000 shares of the Company’s common stock pursuant to the placing terms in the placing agreement dated May 14, 2007 (see Note 9a).

On February 10, 2008, the Company sold 15,500,000 shares of common stock to investors in a private placing for aggregate proceeds of $310,000.  As of February 13, 2008, net proceeds of $150,000 had been received from the sale.  Pursuant to the placing terms, the common stock will be sold at a price of $0.02 per share.  The shares have not yet been issued.

On February 15, 2008, the Company entered into a Heads of Agreement for the acquisition of the entire share capital of Smart Devices Limited (“Smart”), a privately held company that is incorporated under the laws of the United Kingdom, which is engaged in the distribution of hand held portable communication devices, and its sole shareholder and managing director, Mr. Keith France. In connection therewith, the Company issued to Smart a secured convertible note in the principal amount of $200,000. The note is secured by all of the assets of Smart and is convertible into shares of Smart at the closing of the contemplated acquisition. In the event the acquisition is not completed, the principal amount of the note together with interest accruing on a daily basis at a rate of 20% per annum shall be payable upon demand by Woize. The Heads of Agreement contemplates that the parties will enter into a definitive agreement which shall contain such standard and usual representations and warranties for agreements of such nature. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as the satisfactory completion of all due diligence.

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

Overview

On December 9, 2005, the Company’s predecessor, Bravo Resources Ltd acquired all of the issued and outstanding capital stock of Woize Limited, a United Kingdom Company, ("Woize") in a reverse acquisition transaction in exchange for the issuance of 27,000,000 million shares of our common stock, the payment of USD$500,000 and a non-interest bearing promissory note in the amount of USD$1,500,000 to the shareholders of Woize. Since all of our operations are now conducted through Woize, we changed our name to Woize International Ltd., effective as of December 9, 2005. Bravo Resources Ltd. was organized under the laws of the State of Nevada on November 19, 2002, to explore mining claims and property in the Province of Quebec, Canada. From inception until November 2005, the Company investigated mining projects and related opportunities.

Woize was incorporated in England, on November 22, 2001 under the Companies Act 1985, (England and Wales), under the name Netx.Com Limited and changed its name to Woize Limited on March 9, 2004. Woize was dormant until December 2004.

Since the reverse acquisition and during the first nine months of the fiscal year ended March 31, 2007, the Company, through Woize, was engaged in the continued development of its VoIP and  “Click to Call” (“C2C”) technology (“IPR”) and in the early stages of commercial operation of a web based VoIP service based around its proprietary VoIP technology.

However, beginning in late 2006 Woize began to experience difficulties with its relationship with certain important suppliers and sub-contractors, in particular, with important development subcontractors and with the company that hosted and managed its commercial VoIP service. In early 2007, these suppliers and sub-contractors suddenly terminated their contracts with Woize, citing difficult working relationships with Woize’s then management and non-payment of overdue invoices. Woize maintained that these suppliers and subcontractors had failed to provide adequate support for their unpaid invoices and requested that they provide supporting documentation for the invoices to enable it to consider making payment, as appropriate. The parties however, did not provide sufficient of the requested documentation.

The subcontractors acted, in the opinion of the Company, precipitously to terminate contractual relationships with Woize Limited. In addition to terminating contracts, the suppliers also acted together and with other suppliers, to bring concerted pressure on Woize to settle invoices and other claims which were, to varying degrees, inadequately supported. The suppliers were suppliers of service desk solutions for Woize Limited's VOIP and Woize’s Click to Call services.  In total, these suppliers have claimed approximately $550,000 from Woize Limited and a writ of summons in respect of these claims was delivered to Woize Limited on July 5, 2007. Woize Limited and the Company are prepared to vigorously defend against these claims and intend to counter claim for damages against each of the suppliers; however, negotiations have continued to take place between the suppliers and the Company and during those negotiations the court action has been held by mutual agreement and with court consent. These negotiations have become more active and positive within the last few weeks and management is hopeful that they may now result in a satisfactory resolution to the potential litigation and to a resumption of ongoing business between the Company and/or Woize Limited and the suppliers.

As a consequence of the suppliers actions, the Company's VoIP service became inoperable and the main source of historical revenue ceased. In addition, Woize has been unable to continue the development work that was in progress at the time that the sub-contractors terminated their contracts with Woize leaving it with limited technology that is in a form suitable for commercial application.

These events, in turn, have caused the Company to experience unforeseen difficulties in raising planned new capital in the amounts required to support and develop operations and, as a result, the Company has been unable to fund Woize’s working capital needs, leaving Woize with a large amount of current liabilities to suppliers and to former employees as compensation for services to the Company, all of which it is currently unable to settle. As a result Woize Limited is at risk of being put into liquidation by its creditors and, on October 16, 2007 it received notice of application to obtain a Petition to wind-up Woize Limited in connection with employee claims for unpaid compensation, which Woize disputes. The Company intends to take all action necessary to avoid the liquidation of its subsidiary, Woize Limited, by assisting Woize in its negotiations with its former suppliers with the objective of restoring the Company's VoIP service and then rebuilding investor confidence, with the eventual objective of raising new finance to enable the Company to repay its existing liabilities and fund its operations and thus avoid the liquidation of Woize Limited.

As a result of the aforementioned situation, Woize’s ability to trade has been seriously impaired and its operations have been reduced to a very low level, comprised entirely of limited revenues from its Click to Call software.

In the first half of fiscal year 2008, in the wake of the actions taken by the subcontractors, Woize’s then operating management sought to identify alternative strategies to generate revenues out of its available technology, albeit whilst operating with a fragile and uncertain working capital base, caused by the Company’s inability to raise capital. Several potential new commercial opportunities were identified; however, it eventually became apparent that these strategies were unlikely to succeed on a scale adequate to generate profits, until new capital could be introduced into the Company. Accordingly, Woize was forced to lay off its technical staff and its’ then managing director, Mr Anders Halldin, gradually withdrew from full time engagement with Woize.

Investment in IPR

During the year ended March 31, 2007, the Company invested approximately $1,073,431in improving and broadening its intellectual property in the areas of VoIP and Click to Call.

As a result of this investment we have developed the following IPR:

-	Version 2.6 of the Woize VoIP system was completed and launched in May, 2006 building upon the previous launch and reflecting many value added features.
-	Further functionality was developed in accordance with the established development plan through December, 2006 and included several completed advanced value added modules.
-	Woize's proprietary C2C was improved throughout the year and now represents an advanced working solution which we use to create `white label' solutions for business customers.

 As explained above the Company has not engaged in further material development activity since the dispute with its development sub-contractors and much of the development work in progress at the date of that dispute remains incomplete. The Company has provided in its financial statements against the carrying value of certain of its IPR expenditure accordingly.

Results of Operations

Three and nine months ended December 31, 2007 compared to the three and nine months ended December 31, 2006.

The Company recorded a consolidated net loss of $ 820,314  for the nine months ended December 31, 2007 as compared to $ 1,361,278 for the nine months ended December 31, 2006; and a net loss of $ 249,337  for the three months ended December 31, 2007 as compared to $ 605,007 for the three months ended December 31, 2006. The decrease in net loss was mainly a result of substantially reduced selling, general, administrative, legal and development expenses for the period ended December 31, 2007, which are in line with the generally much reduced scale of operations in the period.

During the nine months ended December 31, 2007, revenues totaled $ 52,788 compared to $ 133,669 for the nine months ended December 31, 2006. The decrease is not regarded as significant since the Company is not yet in a fully commercial stage of its growth, and arises primarily because of the withdrawal of the Woize VoIP service as described in Note 8.  Revenues were $ 20,762 for the three months ended December 31, 2007 as compared to $ 54,560 in the three months ended December 31, 2006, primarily because of the withdrawal of the Woize VoIP service as described in Note 8.  We anticipate that we will not earn substantial revenues until we have reached full commercial production of our services and solutions.

Gross loss of $ 46,738 was recorded for the nine months ended December 31, 2007 compared to a gross loss of $ 58,914 for the nine months ended December 31, 2006. The decrease is not regarded as significant and arises primarily because of the withdrawal of the Woize VOIP service as mentioned above.  Gross profit of $ 5,277 was recorded for the three months ended December 31, 2007 as compared to a loss of $ 43,942 in the three months ended December 31, 2006, caused primarily because of the withdrawal of the Woize VOIP service as previously mentioned.

Costs and expenses decreased from $ 1,414,196 in the nine months ended December 31, 2006 to $ 785,196 in the nine month period ended December 31, 2007. The principal cause of this decrease was a much reduced overhead base following the reduction of support operations after the withdrawal of the VoIP service, and in the reduction of legal, professional and consultancy fees, general development, marketing and general and administration costs during the period.  Costs and expenses were $ 244,452 for the three months ended December 31, 2007 as compared to $ 632,127 in the three months ended December 31, 2006 reflecting the companies reduced operations since the withdrawal of the Woize VoIP service described in Note 8.

Our accumulated deficit through December 31, 2007 was $3,906,303.

Plan of Operations

The Company’s current strategy can be summarized as follows:

a.	To conserve limited working capital resources by reducing operations to the minimum necessary to maintain compliance and implement the revised strategy described below.

b.
To rekindle negotiations with the development sub-contractors and, to that end, the Company is now in renewed and advanced stages in their negotiations with those sub-contractors and now hopes to reach an agreement with them which would set aside past differences and disputes and restore the Woize VoIP system and also enable the Company and/or Woize to complete the development effort that was in process when the sub-contractors terminated their contacts with Woize or to otherwise gain access to new generation VoIP, Click to Call and similar internet communication software in collaboration with those expert sub-contractors.

c.
To seek to identify merger and acquisition candidates and/or commercial joint ventures and alliances with companies or teams of people that have existing sales operations that will provide commercial routes to market for our technology and for future technologies that may arise out of a resumption of our relationship with our former development sub-contractors. To this end, the Company is in discussion with several such third parties.

d.
To identify and appoint a new commercially focused and experienced senior management team who would be equipped to drive forward the commercial and technical opportunities that could arise out of the aforementioned tactics and who would also strengthen the board of directors of the Company.

In the event of a successful partial or complete implementation of the aforementioned strategy, the Company's overall commercial focus would be likely to be in areas of (i) direct sales of business to business solutions built around our core specialization in C2C and VoIP technologies and related areas; and (ii) seeking alliances and revenue sharing joint ventures with companies who are synergistic with Woize and are well positioned to make commercial use of our IPR and know-how.

In previous periods, Woize operated a VoIP service via its web site to individuals. Management does not believe that offering low cost VoIP telephony is an area that they wish to pursue as a main focus of the Company's ongoing strategy because of the low margins involved, although it is probable that, in the event of resolution of the dispute with the sub-contractors, our VoIP service will still be made available again as evidence of our expertise in VoIP and related technologies.

Liquidity and Capital Resources

The Company had cash of $ 87,837 as of December 31, 2007 compared to $ 5,885 as of March 31, 2007.

Net cash used in operating activities for the nine months ended December 31, 2007, was $506,356 compared to $ 500,066 for the nine months ended December 31, 2006. Although operating losses were substantially higher in the nine month period ended December 31, 2006 compared to the year ended December 31, 2007, the higher level of losses in the nine month period ended December 31, 2006 was almost entirely financed by increases in accounts payable and accrued expenses in that period; thus the net difference in the amount of cash used in operating activities between the two periods is immaterial.

For the nine months ended December 31, 2007, cash flows used in investing activities was $ -0- compared to $807,647 for the nine months ended December 31, 2006. The decrease is due to the fact that, since March 31, 2007, no investment has been made in software development.

For the nine months ended December 31, 2007, cash flows from financing activities was $609,985 representing the part of proceeds received in the period from private placement offerings in an aggregate of 16,833,333 shares of our common stock. In the nine months ended December 31, 2006, proceeds from the sale of common stock amounted to $800,150. The private placement offerings were made pursuant to exemptions from registration afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

At December 31, 2007, the Company had a working capital deficit of $2,578,940.

At December 31, 2007, current liabilities included in the consolidated balance sheet of the Company and its subsidiary amounted to $2,726,079, which is comprised of the following elements:

•
The accrued liabilities of Woize Limited. As explained above, Woize Limited is currently experiencing severe operating difficulties following its dispute with several major creditors and their termination of critical supply contracts and, as a result, is unable to make payment to its creditors at the present time. The Company is not obligated to make payment to the creditors of its subsidiary; however it hopes that the successful implementation of its plan of operations will eventually enable Woize to make good its obligations to its creditors. In the interim, the Company is working with its subsidiary’s creditors to try to maintain their ongoing goodwill and forbearance. However, as also explained above, certain of the creditors of Woize Limited are seeking to put Woize Limited into formal insolvency which may well prejudice the likelihood of eventual repayment to its creditors.

•
A promissory note in the amount of $1.5 million issued to a trust created for the benefit of the holders of 100% of the shares of Woize Limited that was issued pursuant to the Share Exchange Agreement dated as of November 1, 2005, as amended, upon consummation of the reverse acquisition of the Company by Woize as part of the consideration for the shares of Woize Limited. The Promissory Note was due in December 2007. Both of the beneficiaries have indicated informally to the Company that they will not demand payment on the promissory note in light of the Company’s poor financial condition. The Company has not obtained an extension of the due date in writing and  there can be no assurance that holder will not call a default under the promissory note and demand immediate repayment. The Company anticipates entering into formal discussions with each of the beneficiaries and, as appropriate the trustee, with a view to modifying the terms of the note in the near future.

•
The remaining creditors, with outstanding amounts of approximately $89,353, are creditors of Woize International Limited and comprise amounts due to legal counsel, consultants and officers of Woize International Limited for overdue compensation. These creditors are working with the Company’s management to forebear these past amounts due.

Currently, the Company and its subsidiary continue in operation by virtue of the support and forbearance of their creditors.

During the nine month period ended December 31, 2007, the Company raised cash amounting in an aggregate to $609,985 from private placement offerings of its common stock to a small group of existing shareholders. These investors have informally indicated to management that they will continue to provide further limited cash to support the initial implementation of management’s strategy. However, management has not obtained a commitment by these investors in writing. Therefore, there can be no assurance that these investors will provide additional capital to the Company, or if they do, that the terms that will be acceptable to management. Further, there can be no assurance that managements’ strategy will succeed.

In the event that adequate ongoing capital is not made available by future sales of equity, or other means, and/or if the Company’s various creditors stopped providing support to the Company or its subsidiary, the Company and/or its subsidiary would be unable to implement the strategy outlined above and the Company and/or its subsidiary may be forced to cease activity and possibly face insolvency. In that event the value of the Company’s reported IPR would likely be seriously impaired and shareholders’ investment may be lost.

ITEM 3: CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

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

Woize has been involved in an ongoing dispute with a number of its service providers regarding certain invoices submitted to Woize for services allegedly provided by the service providers. As a result of the dispute, the service providers have withheld their services and accordingly the Woize VoIP system has become unavailable to our customers and we are no longer in a position to be able to offer a VoIP service on our website. The Woize system which delivers our IP-telephony services to end users became unavailable when the supplier of our hosting environment terminated its contract with Woize in March 2007. In addition, at around the same time, other service providers, to whom Woize subcontracted the development and maintenance of parts of the Woize system also terminated their contracts with the Company, or otherwise withheld services to Woize. In addition, these service providers have refused to return to Woize, the development work, which pursuant to the applicable agreements, are the property of Woize, and are also holding, and refusing to release, other property of Woize limited. In aggregate, the various suppliers are claiming approximately $550,000 from Woize. Many of these claims are not adequately substantiated and some are unsupported. We have provided prudently for these claims in the financial statements set out in Item 1. Woize received a writ of summons regarding these claims on July 5, 2007.  Woize Limited and the Company are prepared to vigorously defend against these claims and intend to counter claim for damages against each of the suppliers; however, negotiations have continued to take place between the suppliers and the Company and during those negotiations the court action has been held by mutual agreement and with court consent. These negotiations have become more active and positive within the last few weeks and management is hopeful that they may now result in a satisfactory resolution to the potential litigation and to a resumption of ongoing business between the Company and/or Woize Limited and the suppliers.

On October 16, 2007 Woize Limited received notice of application to obtain a petition to wind-up the Company in connection with employee claims for unpaid compensation, which Woize Limited disputes and intends to contest. That petition has so far been resisted and the Company has made it clear that it intends to do all in its reasonable power to avoid the liquidation of its subsidiary by assisting its subsidiary in its negotiations with the suppliers referred to above with the objective of restoring the Company's VoIP service and then rebuilding investor confidence, by raising new capital to enable the liquidation of Woize Limited to be avoided.

On June 26, 2007, the Company became aware, through its Chief Executive Officer who named as a Defendant, that it may be named, as a plaintiff, in litigation proceedings by an internet hosting company against multiple defendants. To the best knowledge of the Company’s management, the Company has not committed any offence and has not engaged in any of the activities that were alleged in the complaint against the defendants named therein.  On November 15, 2007 both the Company and its Chief Executive Officer received an order of dismissal of any and all claims without prejudice by the hosting company.

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

10.2	Purchase Agreement dated November 14, 2006 by and between The Company and Jan Arrhenius –(Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 19, 2007)

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

Woize International Ltd.

February 19, 2008	By:	/s/ Daniel Savino
Daniel Savino
Chief Executive Officer

By:	/s/ Martin Thorp
Martin Thorp
Chief Financial Officer