Form 10KSB
period 2008-03-31
WOIZE INTERNATIONAL LTD.
filed 2008-07-14
CIK 1219584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2008

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE TRANSITION PERIOD FROM __________ TO ________________

COMMISSION FILE NUMBER :000-51797

Woize International Ltd.

 (Name of small business issuer in its charter)

NEVADA	99-039022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor, 14 South Molton Street, London W1K 5QP,  United Kingdom
 (Address of principal executive offices) (Zip Code)
Issuer's telephone Number: +44 (0) 20 74991730

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

State issuer's revenues for its most recent fiscal year. $ NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of July 11, 2008 based upon the closing price of the Common Stock as quoted on the Over the Counter Bulletin Board (OTCBB) July 11, 2008, was approximately $5,530,370.

As of July 11, 2008, the issuer had 123,996,304 outstanding shares of Common Stock.

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

To the extent that statements in the annual report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking.  All forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

On December 9, 2005, our predecessor, Bravo Resources Ltd., acquired all of the issued and outstanding capital stock of Woize Limited, a United Kingdom company, ("Woize" or "Woize Ltd") in exchange for 27,000,000 million shares of our common stock in a reverse acquisition transaction. Since all of our operations were, until recently, conducted through our wholly owned subsidiary, Woize, we changed our name to Woize International Ltd., (“the Company”, “we”, “our”) effective as of December 9, 2005.

Woize was incorporated on November 22, 2001, under the Companies Act 1985 in the United Kingdom, under the name Netx.Com Limited and changed its name to Woize Limited. (“Woize”) on March 9, 2004. Woize has developed and refined a digital telephone service based upon voice over internet protocol ("VoIP") for PC to PC and PC to phone communications using a Windows client application for PC and PDAs and a proprietary software solution. Woize was dormant until December 2004. On December 9, 2005, Woize was acquired by Bravo Resources Ltd.  Bravo Resources Ltd. was organized under the laws of the State of Nevada on November 19, 2002 for the purpose of mining in the Province of Quebec, Canada. From inception until November 2005, the Company investigated mining projects and related opportunities.

On May 8, 2008, we received a letter from the District Court of Stockholm informing us that Woize had been declared bankrupt in Sweden (the “Sweden Proceeding”). The Bankruptcy petition was submitted on behalf of former employees claiming unpaid salaries, a claim that Woize disputed.  According to the Swedish Insolvency Act, the estate inventory, including any assets and all debts of Woize, must be submitted to the court. An oath administration meeting took place on June 24, 2008 regarding Woize’s insolvency. Prior to the decision of the Swedish Court, Woize maintained operations and provided telephone calling services.  Woize’s assets were minimal when compared with its creditor debt and liability. The Company will be the largest creditor in the insolvency of its wholly owned subsidiary.

Our management has sought legal advice specifically with respect to the Sweden Proceeding, and although management was advised that grounds existed for an appeal, our management decided not to appeal the Swedish court’s decision as the disclosure and announcement of the same made futile any attempts to communicate rationally and logically with Woize’s creditors and customers.

On May 14, 2008, we entered into a Stock Acquisition Agreement with Keith France pursuant to which we acquired two shares of Smart Devices Limited (“Smart Devices”), representing all of the issued and outstanding shares of Smart Devices.  In consideration for the purchase of Smart Devices, the Company agreed to (A) issue 2,000,000 shares of its common stock (the “Woize Shares”), (B) issue a five year warrant to purchase 200,000 shares of common stock of the Company at a price of $0.10 per share, and (C) pay £60,000 (approximately USD $118,000) payable in 24 equal monthly installments.   Mr. France also received piggy-back registration rights in connection with the Woize Shares. The acquisition closed on June 2, 2008.

Smart Devices is a privately held company that is governed by laws of England and Wales and is engaged in the distribution of hand held portable communication devices.

As a consequence of the bankruptcy of Woize, the Company has reported the results of Woize as “discontinued operations” in the financial statements for the years ended March 31, 2008 and 2007.  In addition, we will not be including Woize in the financial statements in our next quarterly filing for the period ended June 30, 2008.  The effect of reporting Woize as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders funds.

ITEM 2. DESCRIPTION OF PROPERTY.

During the year ended March 31, 2008, we vacated our office in Stockholm, Sweden which was used solely for the purposes of our subsidiary, Woize.  We currently maintain a registered office address in London located at 14 South Molton Street, London, United Kingdom for which we pay approximately $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in the following threatened or actual legal actions:

We have been involved in an ongoing dispute with a number of our service providers regarding certain invoices submitted to us for services allegedly provided by those service providers. As a result of the dispute, the service providers have withheld their services and, accordingly, our VoIP system has been unavailable to our customers since January 2007.  Since that time, we have not been able to offer a VoIP service on our website. The Woize system, which delivers our IP-telephone services to end users, became unavailable when the supplier of our hosting environment terminated its contract with Woize in March 2007.  In addition, at around the same time, other service providers, to whom Woize subcontracted the development and maintenance of parts of the Woize system, also terminated their contracts with the Company, or otherwise withheld services to Woize. In addition, these service providers have refused to return the development work to Woize which, pursuant to the applicable agreements, are the property of Woize, and are also holding, and refusing to release other property belonging to Woize. In aggregate, the various suppliers are claiming approximately $550,000 from Woize.  We maintain that many of these claims are not adequately substantiated or are unsupported. We have provided for these claims in the financial statements set out in Item 1. Woize received a writ of summons regarding these claims on July 5, 2007.  Negotiations took place between the suppliers and the Company and, during negotiations; the court action had been settled by mutual agreement and with court consent (the “Settlement”). Because the Sweden Proceeding occurred before the Settlement could be finalized and is now frozen because of the liquidation process therefore, it seems unlikely that any future value will now be derived from the businesses formally conducted by Woize.

On October 16, 2007, Woize received a notice of application to obtain a petition to wind-up Woize in connection with the aforementioned employee claims for unpaid compensation, which Woize disputes. That petition has so far been resisted and we intend to do all that is reasonably necessary to avoid the liquidation of Woize by assisting Woize in its negotiations with the suppliers referred to above.   Our objective in avoiding Woize’s liquidation is to be able to restore our VoIP service as well as rebuild investor confidence by raising new capital to enable the liquidation of Woize to be avoided.

On August 28, 2006, Woize was notified of a potential claim by a company that processed credit card payments by end users of Woize's web based VoIP system. The payment company alleged that it was entitled to penalties we respect to fraudulent use of credit cards by end users, of which Woize maintains that it has no knowledge. Woize rebutted the potential claims by letter, dated September 22, 2006. In April 2007, the payment supplier repeated its allegations and Woize immediately rebutted again. There has been no further correspondence.

On November 25, 2004, we were notified of a potential claim of copyright infringement which was rebutted by letter on November 30, 2004. There has been no further substantive correspondence in relation to this matter since December 15, 2004.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been listed for quotation on the OTC Bulletin Board since December 3, 2004 under the symbol "BVOL". On January 3, 2006 the Company completed a name and symbol change to Woize International, Ltd. and "WOIZ", respectively.

The following table shows the range of high and low bid quotations reported by the OTCBB from January 2006 to June 30, 2008. Prior to December 3, 2004, there was no "public market" for shares of our common stock. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2006	High	Low
Quarter ended March 31, 2006	$2.42	$1.32
Quarter ended June 30, 2006	$1.58	$0.40
Quarter ended September 30, 2006	$0.86	$0.44
Quarter ended December 31, 2006	$0.76	$0.16

2007
Quarter ended March 31, 2007	$0.27	$0.15
Quarter ended June 30, 2006	$0.22	$0.07
Quarter ended September 30, 2007	$0.16	$0.06
Quarter ended December 31, 2007	$0.08	$0.025

2008
Quarter ended March 31, 2008	$0.095	$0.06
Quarter ended June 30, 2008	$0.10	$0.07

Our transfer agent is Signature Stock Transfer, Inc., PMB 317, 220 Coit Road Suite #480, Plano, Texas 75075.

Holders

As of July 11, 2008, there were 51 record holders of our common stock.

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

Recent Sales of Unregistered Securities

1.
On April 23, 2008, the Company sold 1,583,333 shares of common stock to investors in a private placing for aggregate proceeds of $47,500.  All proceeds have been received.  Pursuant to the placing terms, the common stock was sold at a price of $0.03 per share.  The shares have not yet been issued.

2.
On June 19, 2008, the Company sold 8,750,000 shares of common stock to investors in a private placing for aggregate proceeds of $175,000.  As of July 3, 2008, proceeds amounting to $65,000 had been received.  Pursuant to the placing terms, the common stock will be sold at a price of $0.02 per share.  The shares have not yet been issued.

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

Overview

On December 9, 2005, our predecessor Bravo Resources Ltd. acquired all of the issued and outstanding capital stock of Woize Limited, a United Kingdom company, ("Woize") in exchange for 27,000,000 million shares of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through our wholly owned subsidiary, Woize, Limited, we changed our name to Woize International Ltd., effective as of December 9, 2005.

Woize Ltd. was incorporated on November 22, 2001 under the Companies Act 1985 in the United Kingdom, under the name Netx.Com Limited and changed its name to Woize Ltd. on March 9, 2004.

On May 8, 2008, we received a letter from the District Court of Stockholm informing us that Woize had been declared bankrupt in Sweden. The Bankruptcy petition was submitted on behalf of former employees claiming unpaid salaries, a claim that is disputed by Woize. According to the Swedish Insolvency Act, the estate inventory, including any assets and all debts of Woize, must be submitted to the court. An oath administration meeting took place on June 24, 2008 regarding the insolvency of Woize. Prior to the decision of the Swedish Court, Woize maintained operations and provided telephone calling services.  These assets were negligible when compared with the overhang of creditor debt and liability. The Company will be the largest creditor in the insolvency of its wholly owned subsidiary.

Management of the Company previously obtained legal advice specifically with respect to the potential insolvency of a UK company with operations in Sweden and was advised that it had good grounds to appeal against the Swedish court’s decision based on lack of jurisdiction. Management, however, did not appeal the Swedish court’s decision as the disclosure and announcement of the same made futile any attempts to communicate rationally and logically with creditors and customers of Woize and any value effectively dissipated upon the announcement of the court’s decision.

Consequently, we have reported the results of our subsidiary as discontinued operations in the financial statements for the years ended March 31, 2008 and 2007.  In addition, we will not be including Woize in the financial statements in its next quarterly filing for the period ended June 30, 2008.  The effect of reporting the subsidiary as a discontinued operation is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders funds.  For the purposes of the discussion and analysis, we have provided below a separate section to discuss the results of the discontinued operations.

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

Equipment is carried at cost less accumulated depreciation using the straight-line method over 3 years.  The Board determined that it would be more prudent to write down the tangible assets currently recorded in the consolidated financial statements, to zero, on the basis that the location and inventory of assets previously recorded was now unknown, following investigation by the Official Receiver.

Software development costs representing intellectual property rights relating to software developed by internal and third party suppliers comprising the IPR and capitalized have been fully amortized following the bankruptcy of Woize.  The charge related to the amortization of software development costs has been included in the Discontinued Operations since they are inextricably linked to the subsidiary.

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

a)	PARENT COMPANY

The following discussion highlights the key aspects of the financial results of the consolidated financial statements, but does not take into account the discontinued operations of Woize, which is dealt with separately below.

Liquidity and Capital Resources

We had cash of $53,212 as of March 31, 2008 compared to $5,885 as of March 31, 2007.

Net cash used in operating activities for the year ended March 31, 2008 was $702,089.  For the year ended March 31, 2008, cash flow used in investing activities was $200,000. The amount used is related to Smart Devices Ltd.

During the year ended March 31, 2008, we received proceeds from financing activities of $944,985 through private placements of common stock. The Offering was made in reliance upon the provisions of Regulation S under the Securities Act of 1933.

Results of Operations

Year Ended March 31, 2008 compared to Year ended March 31, 2007

For the year ended March 31, 2008, we had a net loss of $2,490,908, as compared to $2,439,466 for the year ended March 31, 2007. We reported revenues of $-0- for both year end periods.  We incurred costs and expenses in the year ended March 31, 2008 of $765,241, ($517,248 in the year ended March 31, 2007), of which $38,625 related to marketing and promotional costs, ($18,490 in the year ended March 31, 2007), $508,211 related to legal and professional costs, ($425,531 in the year ended March 31, 2007), and $218,405 to general and administrative costs, ($73,277 in the year ended March 31, 2007). Included within general and administrative expenses are warrants issued for future services to the executive directors on March 31, 2008, and to a subcontractor, totaling $142,500.  The increased legal, professional, audit and consultancy costs were caused by the need for the Company to obtain legal advice in the various actions brought against Woize during the year ended March 31, 2008.

b)	DISCONTINUED OPERATIONS

The following discussion highlights the key aspects of the financial results of our discontinued operation, Woize.

Woize has been involved in an ongoing dispute with a number of its service providers regarding certain invoices submitted to Woize for services allegedly provided by the service providers. As a result of the dispute, the service providers have withheld their services and, accordingly, the Woize VoIP system has become unavailable to our customers since January 2007 and, since then, we have not been in a position to be able to offer a VoIP service on our website. The Woize system which delivers our IP-telephone services to end users became unavailable when the supplier of our hosting environment terminated its contract with Woize in March 2007.  In addition, at around the same time, other service providers, to whom Woize subcontracted the development and maintenance of parts of the Woize system also terminated their contracts with the Company, or otherwise withheld services to Woize. In addition, these service providers have refused to return the development work to Woize which, pursuant to the applicable agreements, are the property of Woize, and are also holding, and refusing to release, other property belonging to Woize. In aggregate, the various suppliers are claiming approximately $550,000 from Woize.  Many of these claims are not adequately substantiated and some are unsupported. We have provided prudently for these claims in the financial statements set out in Item 1. Woize received a writ of summons regarding these claims on July 5, 2007.  Woize and the Company were fully prepared to vigorously defend against these claims and intended to counter claim for damages against each of the suppliers.  However, negotiations had continued to take place between the suppliers and the Company and during those negotiations the court action had been held by mutual agreement and with court consent. These negotiations appeared to be likely to result in satisfactory resolution of the potential litigation and to a resumption of ongoing business between the Company and/or Woize and the suppliers, however the insolvency of Woize occurred before agreement could be finalized and is now frozen because of the liquidation process. It seems unlikely that any future value will now be derived from the businesses formally conducted by Woize.

Revenues

Woize’s revenues during the year ended March 31, 2008 comprised mainly of income earned through the sale of C2C systems; and through the provision of our VoIP services and the sale of C2C systems in the year ended March 31, 2007. During the year ended March 31, 2007, total revenues amounted to $131,348 compared to $69,398 during the year ended Match 31, 2008. The decline in revenues is caused by the close down of our VoIP service due to the supplier action brought against the subsidiary.  Woize was still able to offer limited C2C services despite the actions of the supplier action, which make up the entire revenues reported during the year ended March 31, 2008.  The C2C business incurred losses due to the limited volume and the fixed cost element in providing the service.  The Company had been covering the losses of Woize with a view to expanding and growing this part of the business as soon as an agreement had been reached with the service providers, at which point it was believed normal business would be resumed since the C2C software would be fully supported.

Costs and Expenses

Costs and expenses decreased from $1,944,799 in the year ended March 31, 2007 to $1,017,994 in the year ended March 31, 2008. The principal causes of this were:

a)
A decrease in development expenditure which is expensed rather than capitalized which amounted to $396,797 during the year ended March 31, 2008 ($790,176 in the year ended March 31, 2007). This decrease is attributable to the Company’s closure of its office in Sweden, and the redundancy of its staff necessitated by the effective close down of the VoIP telephony service by the suppliers, its main source of revenue, resulting in the Company’s inability to raise further funding from the markets.

b)
Marketing and promotional activity was reduced to $-0- in the year ended March 31, 2008 compared to $45,395 in the year ended March 31, 2007, reflecting the significantly reduced operations and business activity in Woize.

c)
Legal, professional, audit and consultancy costs related to Woize were significantly reduced during the year ended March 31, 2008 to $87,523, compared to $158,715 in the year ended March 31, 2007; which is a reflection of the reduced corporate activity in Woize, and to the reduction of external advisers used for accounting, with the financial control function being brought in-house.

d)
Decrease in general and administrative costs from $441,319 in the year ended March 31, 2007 to $156,060 in the year ended March 31, 2008. This increase was due to the much reduced activity during fiscal 2008 as the Company focused on reaching agreement with the service providers.

Cost of sales increased slightly from $341,438 in the year ended March 31, 2007 to $377,614 in the year ended March, 31, 2008.  Approximately $180,000 of the cost of sales incurred during the year ended March 31, 2008, related to an isolated incident occurring just prior to Woize being declared bankrupt.  During April 2008, the Woize system was infiltrated and used by a criminal third party, who routed calls across our system fraudulently over a four day period.  Our third party service provider, who provides the routing service, alerted us to the unusual, high volume calling activity, and we immediately suspended the service.  The Company had intended to investigate the matter and to involve the relevant police authorities in the UK and Sweden.  However, before this investigation could be undertaken we  received notification of the bankruptcy of Woize.  The third party service provider, which is a reseller, immediately invoiced the Company for the cost incurred by the fraud in the amount of approximately $180,000.  The Company did not accept the invoice for the reasons already stated, however the claim was subsequently made to the Official Receiver.  Consequently, the Company believes it to be prudent to accrue for the full amount as a cost of sale in the results of discontinued operations, in the year ended March 31, 2008.

RISKS RELATED TO OUR BUSINESS

Since our wholly owned subsidiary Woize was placed into insolvency in May 2008, we have not included in these risk factors matters that relate to its business.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

As a result of our net loss in the year ended March 31, 2008 of $2,490,907 and our working capital deficit of $1,670,828 March 31, 2008 and accumulated deficit at March 31, 2008 of $5,576,894 as well as our substantial obligations with no current resources to satisfy the obligations, our independent registered public accounting firm, in their report on our financial statements for the fiscal year ended March 31, 2008, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

THERE MAY BE FURTHER COSTS AND EXPENSES TO BE INCURRED BY THE COMPANY IN CONNECTION WITH THE INSOLVENCY OF WOIZE LIMTED.

Our wholly owned subsidiary was placed into Receivership on May 8, 2008 and the Company should therefore have no further obligations (or rights) in connection with the business and obligations of Woize Limited, which is a separate legal entity that had in any event been financially supported by the Company, However there can never be absolute assurance that the Company will not incur further costs and expenses associated with claims made against Woize Limited in its capacity as shareholder.

IF WE ARE REQUIRED TO REPAY OUR OUTSTANDING NOTE DUE ON DECEMBER 9, 2007, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS.

In connection with the Share Exchange Agreement by and among, Bravo Resources Ltd, Woize St James’s Square Nominees Limited, Anders Halldin and Anders Forsberg dated as of November 1, 2005, we issued a promissory note to St James’s Square Nominees Limited in the principal amount of $1,500,000. The promissory note was due on December 9, 2007 but has not been demanded.

The value of Woize, which was acquired from St James’s Square Nominees Trust, the beneficiaries of which are Messrs Forsberg and Halldin, has become negligible. The Promissory Note was issued as part of the consideration for the purchase of Woize.  Mr. Halldin was the CEO of the Company and of Woize during the period over which Woize’s business effectively deteriorated, ultimately resulting in the complete loss of any value. The Company is of the view that in light of these circumstances and other factors, the Promissory Note will be cancelled, deferred or restructured. However if we were required to repay the promissory note in the foreseeable future, we would be required to raise additional funds to do so which would prove very difficult in the current circumstances.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 2, 2008, we dismissed our independent registered public accounting firm, Whitley Penn LLP (“Whitley Penn”). Our decision to dismiss Whitely Penn and engage Cordovano & Honeck, (“C&H”), was approved by its Board of Directors on May 2, 2008.

Whitely Penn’s report on our financial statements for the fiscal years ended March 31, 2007 and 2006 contained an explanatory paragraph indicating that there was substantial doubt as to our ability to continue as a going concern.  Other than such statement,  no report of Whitley Penn on our financial statements for either of the past two years  contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years ended March 31, 2007 and 2006 and the subsequent interim period through May 2, 2008, there have been no disagreements with Whitley Penn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Whitely Penn, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

On May 2, 2008, our Board of Directors approved the engagement of Cordovano and Honeck LLP ("C&H") as independent registered public accounting firm for the Company.  The Company engaged C&H on May 5, 2008.

During our  two most recent fiscal years ended  March 31, 2007 and 2006 and the subsequent  interim period through  May 2, 2008, neither we nor anyone on our behalf  consulted with C&H  regarding (i) the application  of accounting  principles to a specified proposed or  contemplated transaction,  (ii) the type of  audit  opinion  that  might be  rendered  on our  financial  statements,  (iii) or oral  advice  that was an  important factor considered by us in reaching our decision as to any accounting,  auditing or  financial  reporting  issue or (iv) any  matter  that was the  subject  of  a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-K (there being none).

On February 14, 2006 we dismissed Wheeler Wasoff and engaged Moore & Associates as our independent registered public accounting firm. On March 29, 2006, we dismissed our independent registered public accounting firm, Moore & Associates, Chartered Accountants. On March 29, 2006, we engaged Whitley Penn LLP as our new independent registered public accounting firm. Our decision to engage Whitley Penn LLP was approved by our Board of Directors on March 27, 2006. Moore & Associates has not issued a report on our financial statements for each of the two most recent fiscal years.

During our two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

We did not consult with C&H regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by C&H that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended March 31, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

Failure to enter into formal software development contracts
During FY 2008, software programmers, subcontracted by the Company, submitted claims for software development fees that management subsequently disputed.  The disputed claims are now the subject of litigation.  The contracts with the programmers were not reduced to writing.  Because of the litigation, all development has ceased and management has written off its software investment, resulting in an impairment loss of $532,132.

The Company should enter into formal software development contracts with its subcontract programmers.  Such contracts should contain provisions allowing the Company to assess the programmers’ progress towards completion by specifying the details of important milestones and permitting required deliverables to be tested prior to the release of progress payments.

Without establishing in writing the terms and conditions under which the software will be developed there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Written contracts support critical management assertions embodied in the financial statements such as ownership and valuation.

Failure to maintain security over intellectual property

The Company’s operating subsidiary, stored its VoIP software programs on Woize Ltd. servers.  The subsidiary maintained the servers in an unsecured location and failed to back-up the VoIP software programs.  In addition, previous management failed to protect Woize Ltd’s investment in intellectual property by registering the software programs with appropriate patent offices.

According to management, certain contractors seized the servers in retaliation for nonpayment of their contractual wages.  As a result, the subsidiary went out-of-business, as it was no longer is able to provide service to its customers.  In addition, the subsidiary’s assets had to be written-off.

Failure to maintain security over assets and to protect those rights results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Strong security over assets supports critical management assertions embodied in the financial statements such as existence and valuation.

Failure to establish ownership control of intellectual property

The Company raised capital during FY 2008 in order to improve its VoIP software.  Capital proceeds were used to pay subcontractors for software development.  Partly because the Company failed to execute software development contracts and failed to apply for patents on its investments, the Company is unable to establish ownership rights over the software developed.  The Company’s subsidiary, Woize Ltd., was declared bankrupt in May 2008.  Since the software ownership rights are unclear, it may be difficult to determine whether the software is the property of the Company or is the property of the subsidiary and should be distributed to its creditors in bankruptcy.

Failure to establish ownership over assets results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Strong ownership controls over assets prevents a company from reporting assets for which it has no rights or liabilities for which it has no obligations, which are critical management assertions embodied in the financial statements.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about the directors and executive officer follows:

Name	Age	Position
Daniel Savino	36	Chief Executive Officer and Chairman of the Board of Directors
Martin Thorp	56	Chief Financial Officer and Director
George Sagredos	57	Director (appointed April 28, 2008)
Anders Halldin	48	President and Director (resigned June 30, 2008)
Nick France	36	Director (appointed May 7, 2008)

Our Bylaws provide for a board of directors ranging from one to seven members, with the exact number to be specified by the board. Currently we have five members serving on our Board of Directors. All directors hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The board of directors appoints officers. Officers hold office until the next annual meeting of our board of directors following their appointment and until their successors have been appointed and qualified.

Set forth below is a brief description of the recent employment and business experience of our directors:

DANIEL SAVINO, Director and Chairman since December 9, 2005. Mr. Savino has been involved in the capital markets for over a decade specializing in corporate communications for numerous private and public companies.  Mr. Savino provides directors and management with advice in the areas of public and investor relations, finance, and business development. Mr. Savino holds a degree in International Business from Langara College and completed his CSC designation.

ANDERS HALLDIN, Director and President of the Company since December 9, 2005. Mr. Halldin co-founded Woize and has served as Director since its inception in 2001. Previously, he co-founded the Interbizz Group, (an IT-company providing advanced software solutions for the global financial industry). From 1995 through 1999 he served as Managing Director for Interbizz and from 1999 through 2001 as CEO Interbizz B.V. From 1992 through 1995, Mr. Halldin was appointed Managing Director of AnyX Systems Integration AB, a company incorporated in the Upnet Group. From 1991 through 1992, Mr. Halldin was Director Telia Internet services (a Swedish telecommunication company), responsible to launch the first commercial Internet services outside the United States. From 1983 through 1990 he held several senior positions for Telia. Mr. Halldin graduated from college of advanced technology.  Mr. Halldin resigned on June 30, 2008.

MARTIN THORP, Director and CFO of the Company since May 15, 2007 – Martin Thorp is a Fellow of The Institute of Chartered Accountants in England and Wales and a member of the Securities Institute in the United Kingdom. He resides in London and provides outsourced financial services, including serving as CFO to several companies, including three other companies quoted on the OTC Bulletin Board Companies. Until 2003 Mr. Thorp was the Global Managing Partner of Andersen Corporate Finance and served on the Global Management Team of Arthur Andersen, the international accounting firm.

GEORGE SAGREDOS, Director since April 2008. Mr. Sagredos has served as chief operating officer, president and a director of Energy Infrastructure Acquisition Corporation since inception in 2005. Previously Mr. Sagredos founded Hermitage Resources Ltd., a predecessor to the Hermitage Group, a trading firm involved in the arbitrage of oil products in the emerging growth markets. While at Hermitage Resources, Mr. Sagredos served as the president of the Crude Oil and Products Trading division, focusing on the Russian and Mediterranean markets. From 1991 to 1993, Mr. Sagredos served as senior trader in the international oil trading division of A.O.T. Zug, in Switzerland. From 1987 to 1990, Mr. Sagredos was the senior trader for clean products in the Oil Products Trading and International Arbitrage division of Phibro Energy, Switzerland. As the senior trader, he was responsible for Mediterranean and International Arbitrage for Europe and the Far East. From 1986 to 1987, he was the senior clean products trader of the Oil Trading Products division of Petrogulf S.A., a privately owned independent oil and gas producer, in both the New York and London offices. Mr. Sagredos joined their New York offices as a trader specializing in the oil futures industry in 1985.

NICK FRANCE, Director since May 2008.  Mr. France has served as Director of Operations for Smart Devices since 2003. In that position he assists in developing new and existing corporate, government and SME accounts. He also advises customers on new technology in the market combined with relevant software application to implement into their mobile wireless portfolio improving performance and cost savings throughout their business. At Smart Devices, Mr. France played a key role in increasing business turnover from £250,000 /year to £3 mill in 4 years. From 1992- 2003, Mr. France was Sales Director for Fracom International Components Ltd., an independent distributor of electronics. Mr. France attended Farnham Six Form College from 1988-1991 for Design & Technology.

Our officers and directors are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as our officers and directors are engaged in other business activities, we anticipate they will not devote all of their time to our affairs.

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

We do not have any audit, compensation, and executive committees of our board of directors, although plans are in place to appoint such committees when the board is expanded, as we anticipate will occur during the year ending March 31, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics during the year ended March 31, 2008, that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is attached hereto as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information about the remuneration for the last three completed fiscal years.

EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended March 31 2008, 2007, and 2006 to (i) our Chief Executive Officer and (ii) our three most highly compensated officers, other than our Chief Executive Officer,.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer from for the last three completed fiscal years:

Name & Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards (2) ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Anders Halldin President and Director	2008 2007 2006	$	$$---	$	$$---	$	$$---	$	$$---	$	$$---	$	$$---	$	$$---	$	$$---
Martin Thorp CFO and Director (1)	2008 2007 2006	$	$$105,00011,000-	$	$$---	$	$$---	$	$$76,000--	$	$$---	$	$$---	$	$$---	$	$$181,00011,000-
Daniel Savino CEO and Chairman	2008 2007 2006	$	$$---	$	$$---	$	$$---	$	$$38,000--	$	$$---	$	$$---	$	$$---	$	$$38,000--

(1)
Mr. Thorp provides his services via partnership in the United Kingdom called The ARM Partnership, which also provided a number of other services to the Company during the year ended March 31, 2008. The amount payable to Mr. Thorp for time served as a Director and Officer is reflected in the table of compensation above.

(2)
These include warrants issued to Directors as compensation incentive for future services provided.  On February 27, 2008, the Board agreed to issue warrants to its Directors as follows: Mr. Thorp 2,000,000; Mr. Savino 1,000,000.  The warrants have a term of 6 years, are exercisable at a price of $0.09 per share which was the market price at the date of the agreement and vest immediately. The warrants provide for cash-less exercise and are subject to adjustments for stock splits, stock dividends, and similar transaction of the same nature, to provide the warrant holders with anti dilution protection.  The Company does not operate a stock option plan.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers as of March 31, 2008:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel Savino CEO and Chairman	1,000,000	-	-	$0.09	2/27/2014	-	-	-	-

Martin Thorp CFO and Director	2,000,000	-	-	$0.09	2/27/2014	-	-	-	-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made from inception (August 25, 2006) to March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anders Halldin Director (1)	$-	$-	$-	$-	$-	$-	$-
Martin Thorp CFO and Director	$126,000	$-	$76,000	$-	$-	$-	$202,000
Daniel Savino CEO and Chairman	$-	$-	$38,000	$-	$-	$-	$38,000

1)	Mr. Halldin resigned from the Board of Directors on June 30, 2008.

2)
Include warrants issued to Directors as compensation incentive for future services provided.  On February 27, 2008, the Board agreed to issue warrants to its Directors as follows: Mr. Thorp 2,000,000; Mr. Savino 1,000,000.  The warrants have a six year term and are exercisable at a price of $0.09 per share.  The warrants provide for cashless exercise and provide the holders with anti-dilution protection.  The Company does not operate a stock option plan.

We have had no employment agreements with our executive officers. We have not paid compensation to our directors for attendance at meetings. We reimburse the directors for reasonable expenses incurred during the course of their performance.

Mr. Thorp provides his services via partnership in the United Kingdom called The ARM Partnership, which also provided a number of other services to the Company during the year ended March 31, 2008. The amount payable to Mr. Thorp for time served as a Director and Officer is reflected in the table of compensation above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of July 11, 2008:

Name and address of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (3)
Anders Halldin	-0-	-0-
Martin Thorp	2,000,000	1.61%
Daniel Savino #207 - 1040 Hamilton Street Vancouver, B.C. V6B 2R9 Canada	2,500,000	2.02%
St James’s Square Nominee Limited (4) 7 Savoy Court Strand London, WC2R 0ER England	27,000,000	21.77%
George Sagredos (5)	5,128,204	4.14%
Nick France	-0-	-0-

All officers and directors as a group (3 persons)	36,628,204	36.41%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o our Company, 3rd Floor, 14 South Molton Street, London W1K 5QP, United Kingdom.

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

(3) Based on 123,996,304 shares outstanding as of July 11, 2008, comprising 102,088,613 shares issued, but not outstanding; 21,907,691 warrants.

(4) These shares are held for the benefit of Messrs Halldin and Forsberg.

(5) These shares are held in the name Sanibel Intertrade Corp of which Mr. Sagredos is a beneficial owner.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Through December 9, 2005 Woize had a Consulting Agreement with DoubleA AB (Ltd.), pursuant to which we made payments in the aggregate amount of USD$92,321 (SEK 667,507). DoubleA AB (Ltd) is a software development company specializing in developing strategic technologies. The company is 100% owned by Mr. Anders Forsberg. Approximately 36% of our shares are held by St James's Square Nominee Limited for the benefit of Anders Halldin (our Chief Executive Officer) and Anders Forsberg.

Through December 9, 2005 Woize had a Consulting Agreement with Iceman Media AB pursuant to which we made payments in the aggregate amount of USD$94,174 (SEK 680,888). Iceman Media AB specialized in advanced media and database solutions. Approximately 80% of the outstanding shares of Iceman Media AB (Ltd) are owned by the Linebrook Technologies SA. Linebrook Technologies is owned by Anders Forsberg and Anders Halldin, our Chief Executive Officer. Approximately 36% of our shares are held by St James's Square Nominee Limited for the benefit of Anders Halldin and Anders Forsberg.

In connection with the Share Exchange Agreement by and among, Bravo Resources Ltd, Woize St James’s Square Nominees Limited, Anders Halldin and Anders Forsberg dated as of November 1, 2005, we issued a promissory note to St James’s Square Nominees Limited in the principal amount of $1,500,000. The Promissory Note was due on December 9, 2007 and is in default.  The note is non-interest bearing and is unsecured. Interest of $ 221,280 was imputed at a rate of 8% and has been fully amortized over the term of the note.  Related party interest expense was $80,454 and $73,722, respectively, for the years ended March 31, 2008 and 2007.  The note has not been called by the holder, which is a trust established for the benefit of two substantial shareholders in the Company, one of which was a former Director of the Company, having resigned as a director on June 30, 2008, and both of whom were the vendors of Woize when it was acquired by the Company by way of the reverse takeover transaction in November 2005.

During the years ended March 31, 2008 and 2007, the Company incurred professional expenses from an affiliate, totaling $175,098 and $40,573 respectively.  As of March 31, 2008, $40,655 remained payable to the related party.  Professional expenses included charges for the salary of the CFO and Controller, rent expense at the rate of approximately $1,000 per month and other incidental office expenses.  The payable is expected to be settled in cash.

On March 30, 2007, the Company issued 500,000 shares of common stock to, a former director and officer of the Company in respect of services provided by him while he was a director and officer. The director resigned on February 8, 2007. The shares have been valued, for the purposes of recording the expense in the accompanying consolidated statements of loss and comprehensive loss, at a recent issuance price of $0.05 per share, giving an aggregate value of $25,000. In addition, under the terms of the termination agreement with the director, he was also issued a convertible promissory note for $120,000, payable to him on March 31, 2007, or, if not paid, convertible into 2,400,000 shares (based on the Company's most recent offering of $0.05 per share) of the Company’s common stock. The convertible promissory note was converted into shares of common stock on April 2007.  See footnote 6.

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

3.2	Certificate of Change Pursuant to NRS 78.209 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on February 18, 2005)

3.3	Certificate of Amendment to reflect name change to Woize International Ltd. (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on December 15, 2005)

3.4	Bylaws (Incorporated by reference to the Company's Registration Statement on Form SB-1 which was filed on June 16, 2006, File number 333-106144).

3.5	Amended Bylaws*

4.1	Form of Warrant dated February 27, 2008 issued to Daniel Savino and Martin Thorp (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 3, 2008.

10.1	Purchase Agreement dated August 25, 2006 by and among Woize International Ltd. and the purchasers listed on Exhibit A thereto. (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on February 21, 2006).

10.2	Purchase Agreement dated November 29, 2006 by and among Woize International Ltd. and the purchasers listed on Exhibit A thereto. (Incorporated by reference to the Company’s Form 8-K dated December 29, 2006 and filed with the SEC on January 16, 2007).

10.3	Purchase Agreement dated August 25, 2006 by and between Woize International Ltd. and Jan Orrenius. (Incorporated by reference to the Company’s Form 10-QSB filed on November 19, 2007

10.4	Secured Convertible Debenture dated March 7, 2008*

10.5	Stock Purchase Agreement dated May 14, 2008, by and between Woize International Ltd. and Keith France. (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on June 5, 2008)

14.1	Code of Ethics *

16.1	Letter from Whitley Penn (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 8, 2008)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ended March 31, 2008 our principal accountants Cordovano & Honeck are expected to bill approximately $40,000 for the audit of our annual financial statements in our Form 10-KSB filing.  For the fiscal years ended March 31, 2008 and 2007 our principal accountants Whitley Penn LLP during this time billed approximately $ 31,000 and $134,500 respectively for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB and 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2008 and 2007.

TAX FEES

For the fiscal year ended March 31, 2008 and 2007, our principal accountants did not provide tax compliance, tax advice, and tax planning services to the Company.

ALL OTHER FEES

No other fees were billed by our principal accountants other than those disclosed above for fiscal years 2008 and 2007.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, the directors obtain an estimate for the service to be performed. The directors in accordance with procedures for the company approved all of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woize International Ltd.

July 14, 2008	By:	/s/
Daniel Savino
Chief Executive Officer
(Principal Executive Officer)

By:	/s/
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

SIGNATURE	TITLE	DATE

	CEO & Chairman of the Board of DirectorsJuly 14, 2008	July 14, 2008
Daniel Savino
July 14, 2008
Chief Financial Officer & DirectorJuly 14, 2008
Martin Thorp

	Director	July 14, 2008
George Sagredos

	Director	July 14, 2008
Nick France

Report of Independent Registered Public Accounting Firm

The Board of Directors
Woize International Ltd.

We have audited the accompanying consolidated balance sheet of Woize International Ltd. and subsidiary (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Woize International Ltd. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woize International Ltd. as of March 31, 2008, and the results of its operations and its cash flows for the year ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company was in default on a $1.5 million related party promissory note at March 31, 2008.  In addition, the Company’s has suffered significant operating losses.  Those conditions raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

The Company conducted significant transactions with related parties during fiscal year 2008.  Related party transactions are not considered to be arms-length transactions under U.S. generally accepted accounting principles.  Please refer to Note 3 to the financial statements.

The Company’s sole operating subsidiary was forced into bankruptcy shortly after year-end.  The bankrupt subsidiary conducted the Company’s only operations. Please refer to Note 9 to the financial statements.

Cordovano and Honeck LLP
Englewood, Colorado
July 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Woize International Ltd.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit, and cash flows of Woize International Ltd. and subsidiaries, for the year ended March 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Woize International Ltd. and subsidiaries for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations, a net working capital deficiency and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
July 13, 2007

WOIZE INTERNATIONAL LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS

CURRENT ASSETS
Cash	$53,213
Advance to merger candidate (Note 4)	200,000
Assets of a bankrupt subsidiary	77,898

TOTAL ASSETS	$331,111

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts and notes payable:
Accounts payable	$55,173
Related party payables (Note 3)	40,655
Promissory note payable, related party, in default (Note 3)	1,500,000
Accrued liabilities	128,210
Liabilities of a bankrupt subsidiary (Note 4)	1,674,616

TOTAL CURRENT LIABILITIES	3,398,654

COMMITMENTS AND CONTINGENCIES (Note 8)	-

STOCKHOLDERS' DEFICIT

Preferred stock - $ 0.01 par value, authorized – 1,000,000	-
shares, issued – none
Common stock - $ 0.001 par value, authorized – 150,000,000
shares, issued and outstanding - 95,255,280.	95,255
Capital in excess of par value	2,393,521
Accumulated deficit	(5,576,894)
Accumulated other comprehensive income	20,575

TOTAL STOCKHOLDERS’ DEFICIT	(3,067,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$331,111

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007
OPERATING COSTS AND EXPENSES:
Legal, audit, professional and consultancy	$333,113	$359,958
Legal, audit, professional and consultancy -
related party (Note 3)	175,098	65,573
Marketing and promotion	38,625	18,490
Other general and administrative	218,405	73,227

OPERATING LOSS	(765,241)	(517,248)

INTEREST EXPENSE, RELATED PARTY (Note 3)	(80,454)	(108,767)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(845,695)	(626,015)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(845,695)	(626,015)

DISCONTINUED OPERATIONS -
NET OF INCOME TAXES OF $NIL (Note 4)	(1,645,213)	(1,813,451)

NET LOSS	$(2,490,908)	$(2,439,466)

BASIC AND DILUTED NET LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.01)	$(0.01)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(0.03)	$(0.04)
NET LOSS	$(0.04)	$(0.05)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	67,809,310	47,633,842

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

						Accumulated
				Cash received		other
			Capital in	in respect		comprehensive
	Common Stock		excess of	to common stock	Accumulated	income
	Shares	Amount	par value	to be issued	deficit	(loss)	Total

Balance, March 31, 2006	47,370,280	$47,370	$263,034	$-	$(646,523)	$12,790	$(323,329)

Sale of common stock at
$ 0.69 per share (Note 6)	435,000	435	299,715	-	-	-	300,150

Stock issuance (settlement with
former Director) (Note 3)	500,000	500	24,500	-	-	-	25,000

Cash received in respect
to common stock to
be issued (Notes 6a and 6b)	-	-	-	600,000	-	-	600,000

Stock warrants issued
for consulting (Note 6)	-	-	18,490	-	-	-	18,490

Net loss for the year	-	-	-	-	(2,439,466)	-	(2,439,466)

Other comprehensive income
Foreign currency translation	-	-	-	-	-	(59,516)	(59,516)

Balance, March 31, 2007	48,305,280	48,305	605,739	600,000	(3,085,989)	(46,726)	(1,878,671)

Sale of units at
$0.05 per unit (Note 6a)	11,000,000	11,000	539,000	(550,000)	-	-	-

Sale of common stock at
$0.30 per share (Note 6b)	166,667	167	49,833	(50,000)	-	-	-

Stock issuance
Conversion of Promissory Note
to common stock (Note 6c)	2,400,000	2,400	117,600	-	-	-	120,000

Stock issuance
Settlement agreement (Note 6d)	300,000	300	17,700	-	-	-	18,000

Stock warrants issued
for consulting (Note 6)	-	-	9,245	-	-	-	9,245

Stock warrants issued to officers
and contractor (Note 6)	-	-	142,500	-	-	-	142,500

Sale of units at
$0.05 per unit (Note 6e)	6,500,000	6,500	318,500	-	-	-	325,000

Sale of units at
$0.03 per unit (Note 6f)	10,333,333	10,333	299,667	-	-	-	310,000

Sale of common stock at
$0.02 per share (Note 6g)	16,250,000	16,250	293,737	-	-	-	309,987

Net loss for the year	-	-	-	-	(2,490,908)	-	(2,490,907)

Other comprehensive income
Foreign currency translation	-	-	-	-	-	67,301	67,301

Balance, March 31, 2008	95,255,280	$95,255	$2,393,521	$-	$(5,576,894)	$20,575	$(3,067,545)

See accompanying Notes to consolidated financial statements

Woize International Ltd. and Subsidiaries
AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,490,907)	$(2,439,466)
Adjustments to reconcile net loss to net cash used in
operating activities:
Convertible promissory note for services	-	120,000
Common stock issued for services	-	25,000
Stock Warrants issued to directors and consultant	142,500	-
Stock warrants issued for consulting	9,245	18,490
Common stock issued in settlement (note 5)	18,000	-
Imputed interest expense	80,478	108,767
Adjustments to reconcile net loss to net cash used in
discontinued operating activities:
Amortization and impairment of software development costs	718,216	167,756
Depreciation and impairment of equipment	61,357	32,346
Bad debt expense	-	64,567
Changes in assets and liabilities:
Accounts receivable	7,366	6,507
Prepaid expenses and security deposits	44,039	(4,416)
Accounts payable and accrued liabilities	703,227	675,591
Cash	(62,870)	-
Deferred revenue	4,390	42,438

Net cash used in operating activities	(764,958)	(1,182,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(31,546)
Advance to merger candidate (Note 10a)	(200,000)	-
Software development costs capitalized	-	(283,255)

Net cash used in investing activities	(200,000)	(314,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	944,985	900,150
Net cash providing by financing activites	944,985	900,150
EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	67,301	(59,516)

INCREASE (DECREASE) IN CASH DURING THE YEAR	47,328	(656,587)

CASH, beginning of year	5,885	662,472

CASH, end of year	$53,213	$5,885

Supplemental disclosure of cash paid for:

Interest	$-	$-

Income taxes	$-	$-

Non-cash financing transactions:
Conversion of debt into shares of common stock	$120,000	$-

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

1.	ORGANIZATION

Woize International Ltd. (the "Company" or “we” or “us”) was incorporated under the laws of the State of Nevada, United States of America, on November 19, 2002.   In 2005, the Company acquired its United Kingdom operating subsidiary through a reverse merger.   Through its UK subsidiary, the Company was engaged in the following activity, principally in Sweden until May 2008:
(a) The ongoing maintenance of the VoIP Intellectual Property;

(b) The maintenance of a related Intellectual Property referred to as “Click to Call” (“C2C”) technology;

(c) The operation of a VoIP telephony service via the Woize web site (www.woize.com);

(d) General activity focused on refinements to the core VoIP and C2C technologies (jointly referred to as the “Intellectual Property” or “IPR”) to enhance and extend the capability and know-how of the Group in areas associated with its Intellectual Property;

(e) Commercial promotion of the sale of customized business-to-business solutions utilizing our IPR.

The UK subsidiary was forced into bankruptcy in May 2008 (See Note 9).  As a result, the Company has become a public shell company with no operations.  Subsequent to the subsidiary’s bankruptcy, the Company acquired a private company in the mobile communication device business.

The accompanying consolidated financial statements of Woize International Ltd. have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $ 2,490,908 and $2,439,466 in FY 2008 and 2007, respectively, which contributed to an accumulated deficit at March 31, 2008 of $5,576,894. At March 31, 2008, current liabilities exceeded current assets by $ 1,670,828.  In addition, the Company is in default under the terms of a $1.5 million related party promissory note.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital and generating sufficient revenues and cash flows and renegotiating the terms of the related party promissory note which became due on December 9, 2007.

The consolidated financial statements, insofar as they relate to continuing operations, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The assets of the bankrupt subsidiary, (Woize Ltd.) are generally reflected in the accompanying consolidated balance sheet at net realizable value.

Principles of consolidation

The consolidated financial statements include the accounts of Woize International, Ltd., and its wholly-owned subsidiary, Woize Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.  The Company plans to de-consolidate Woize Ltd. in May 2008 as control of the subsidiary no longer rests with the Company because the subsidiary is in bankruptcy.

Reclassifications

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2008, the Company had no such investments.

Equipment

Equipment is recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation of equipment is provided using the straight-line method over the estimated useful life of 3 years.

Software development costs

The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under SFAS No. 86, all costs incurred to establish technological feasibility of a computer product are charged to operations as incurred. After technological feasibility is established, costs of developing the computer software product are capitalized until the product is available for general release to customers. The Company capitalized $283,255 of software development costs during the year ended March 31, 2007 and $nil during the year ended March 31, 2008. No software development costs were capitalized prior to fiscal 2006. Capitalized software development costs are amortized using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue of the product, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which has been determined by management to be five years. The amount, by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined. Amortization of capitalized software charged to expense was $718,216 and $167,756 for the fiscal years ended March 31, 2008 and 2007, respectively.

Impairment of long-lived assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. During the fiscal year ended March 31, 2008, the Company recorded impairment charges for intangibles of $532,132, and $36,855 for equipment, as a result of the bankruptcy proceedings.  The Company recorded no impairment charges for the fiscal year ended March 31, 2007.  (See Note 5)

Discontinued operations

Discontinued operations are presented pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended).  The Company reports businesses or asset groups as discontinued operations when they commit to a plan to divest the business or asset group and it is deemed probable within the next 12 months.  As discussed in Note 4 to the consolidated financial statements, the Company plans to deconsolidate the financial statements of its subsidiary as a result of the bankruptcy proceedings as of May 8, 2008.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

The Company did not have any adjustment to the opening balance of retained earnings as of April 1, 2007 as a result of the implementation of FIN 48. As of March 31, 2008, the Company did not have any significant liability for unrecognized tax benefits. For the year ended March 31, 2007, the Company did not have any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Advertising costs

Advertising costs are expensed as incurred. The discontinued operations of the Company incurred $nil and $45,395 in advertising costs for the years ended March 31, 2008 and 2007, respectively.

Translation of foreign currencies

The Company's functional currency is the British pound. All assets and liabilities in the consolidated balance sheet are translated at year-end or historical blended exchange rates. All revenues and expenses in the consolidated statements of loss and comprehensive loss are translated at average exchange rates for the year. Translation gains and losses are not included in determining net loss, but are shown in accumulated other comprehensive income in the stockholders' deficit section of the consolidated balance sheets.

Comprehensive loss

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments and is presented on the consolidated statements of stockholders deficit.

Loss per share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The impact of common stock warrants totaling 21,707,691 did not impact earnings per share as they were anti-dilutive, therefore basic and dilutive earnings per share are the same.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Concentrations of credit risk, allowance for bad debt

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company continually evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due. At March 31, 2008, no reserve allowance was deemed necessary as management believes the accounts receivable to be fully collectible.

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

Share-based Payment Arrangements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-based payment, which requires that compensation related to all stock-based awards, including stock options and restricted common stock, be measured based on their estimated grant-date fair value and recognized into expense over the period in which the share-based compensation is earned (“requisite service period”). The Company used the modified prospective application method in adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 was recognized as compensation expense in periods subsequent to December 31, 2005. The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. The Company records compensation expense for the grant date fair value of option awards over the service period as the option vests.

In light of the significant judgment used by management in establishing revised measurement dates, alternative approaches to those used by us could have resulted in different stock-based compensation expenses than those recorded in the consolidated financial statements. We considered various alternative approaches and believe that the approaches used were the most appropriate under the circumstances.

Recent accounting pronouncements

In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.”  Under these rules, a "Smaller Reporting Company" is a company with a public float less than $75,000,000 (measured at end of Q2).  Companies that meet this definition are able to elect "scaled disclosure standards" on an item-by-item or "a-la-carte" basis.  With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R to have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administration expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended March 31, 2008. The Company has not taken a tax position that would have a material effect on the financial under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

3.	RELATED PARTY TRANSACTIONS

In connection with the Share Exchange Agreement by and among, Bravo Resources Ltd, Woize St James’s Square Nominees Limited, Anders Halldin and Anders Forsberg dated as of November 1, 2005, we issued a promissory note to St James’s Square Nominees Limited in the principal amount of $1,500,000. The Promissory Note was due on December 9, 2007 and is in default.

The note is non-interest bearing and is unsecured. Interest of $ 221,280 was imputed at a rate of 8% and has been fully amortized over the term of the note.  Related party interest expense was $80,454 and $73,722, respectively, for the years ended March 31, 2008 and 2007.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

The note has not been called by the holder, which is a trust established for the benefit of two substantial shareholders in the Company, one of which was a former Director of the Company, having resigned as a director on June 30, 2008, and both of whom were the vendors of Woize when it was acquired by the Company by way of the reverse takeover transaction in November 2005.

During the years ended March 31, 2008 and 2007, the Company incurred professional expenses from an affiliate, totaling $175,098 and $65,573 respectively.  As of March 31, 2008, $40,655 remained payable to the related party.  Professional expenses included charges for the salary of the CFO and Controller, rent expense at the rate of approximately $1,000 per month and other incidental office expenses.  The payable is expected to be settled in cash.

On March 30, 2007, the Company issued 500,000 shares of common stock to, a former director and officer of the Company in respect of services provided by him while he was a director and officer. The director resigned on February 8, 2007. The shares have been valued, for the purposes of recording the expense in the accompanying consolidated statements of operations at a recent issuance price of $0.05 per share, giving an aggregate value of $25,000. In addition, under the terms of the termination agreement with the director, he was also issued a convertible promissory note for $120,000, payable to him on March 31, 2007, or, if not paid, convertible into 2,400,000 shares (based on the Company's most recent offering of $0.05 per share) of the Company’s common stock. The convertible promissory note was converted into shares of common stock on April 2007.  See footnote 6.

On July 5, 2007, the Company entered into a short-term note payable with an investor for $72,460.  This loan was repaid on November 22, 2007.  The loan did not bear interest and was unsecured.

4.	DISCONTINUED OPERATIONS

Woize Ltd. was placed into receivership in May 2008.  As a result, the Company plans to de-consolidate the financial statements of Woize Ltd. as of May 8, 2008 because we no longer hold a majority financial interest in our subsidiary.   The financial data related to our investment in Woize Ltd., through March 31, 2008 is classified as discontinued operations for the years ended March 31, 2008 and 2007 in the accompanying financial statements.  The remaining assets (stated at net realizable value) and liabilities of Woize Ltd. at March 31, 2008, are as follows:

ASSETS
Cash	$62,872
Accounts receivable, net of allowance of $-0-	15,026
Property and equipment, net of accumulated depreciation and impairment charges of $59,828 and $36,855, respectively.	-
Intellectual property, net of accumulated amortization and impairment charges of $396,110 and $532,132, respectively.	-
Total assets	$77,898
LIABILITIES
Trade payables	$268,554
Accrued liabilities
Salary and related tax	244,660
Trade related	371,112
Claim from ‘suppliers’	446,962
Other	74,684
Deferred revenue	268,644
Total liabilities	$1,674,616

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Results of discontinued operations are as follows:

	Year Ended March 31,
	2008	2007

Net revenues	$16,610	$—
Loss from operations of Woize Ltd	(1,661,823)	(1,813,451)
Gain on disposal of Woize Ltd.	—	—

Loss before provision for income taxes from discontinued operations	(1,645,213)	(1,813,451)
Provision for income taxes	—	—

Loss from discontinued operations of Woize Ltd.	$(1,645,213)	$(1,813,451)

5.	IMPAIRMENT LOSSES

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of equipment and software development costs held by our bankrupt subsidiary, Woize Ltd. has occurred, we estimated the undiscounted cash flows attributable to the operating division. Our estimate of cash flows was based on the amount expected to be recovered through the distribution of our subsidiary’s assets in bankruptcy liquidation.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.   For the year ended March 31, 2008, we recorded a charge of $568,987 related to the bankruptcy of our subsidiary.   No impairment charges were recognized during the year ended March 31, 2007.

EQUIPMENT	March 31, 2008	March 31, 2007
Equipment - at cost	$96,683	$96,683
Less: Accumulated depreciation to December 31, 2007	59,828	35,326
Less: Write down	36,855	-

Equipment, net	$-	$61,357

SOFTWARE DEVELOPMENT COSTS	March 31, 2008	March 31, 2007
Software development cost	$928,242	$928,242
Less: Accumulated amortization to December 31, 2007	396,110	210,026
Less: Write down	532,132	-

Software development costs, net	$-	$718,216

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

6.	SHAREHOLDERS’ DEFICIT

Preferred stock
The Company has designated 1,000,000 of its Preferred Shares with par value of $0.01.  At March 31, 2008, the Company had no outstanding preferred stock.  Per the Company's bylaws in effect at March 31, 2008, the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock.

Common stock
We made the following issuances of the Company’s common stock during the fiscal years ended March 31, 2008 and 2007:

a.
On April 3, 2007, we sold 11,000,000 units at $0.05 per unit to certain accredited investors for proceeds of $550,000 under the terms of a Private Placement which was contracted in November, 2006 and pursuant to an exemption for registration claimed under Regulation D pursuant to the Securities Act of 1933, as amended.   Each unit consisted of one share of common stock and one warrants to purchase one half of a share of the Company’s common stock  for $0.40 per share exercisable within 5 years.  At March 31, 2008, warrants outstanding, relating to the April 3, 2007 unit private placement, totaled 5,500,000.

b.	On April 3, 2007, we sold 166,667 shares in the Company’s common stock to an unrelated third-party for total proceeds of $50,000.

d.
On August 15, 2007, we issued 300,000 shares of the Company’s common stock under the terms of a compromise agreement (dated June 21, 2007) with a former officer of the Company.  For accounting purposes, the board of directors valued the common stock ($0.06 per share or $18,000) issued based on the quoted stock price in effect on the date of issue .

e.
On January 29, 2008, we sold 6,500,000 units at $0.05 per unit to certain accredited investors for proceeds of $325,000 under the terms of a placing agreement dated May 14, 2007 and pursuant to an exemption for registration claimed under Regulation D pursuant to the Securities Act of 1933, as amended.   Each unit consisted of one share of common stock and a warrant to purchase one share of the Company’s common stock for $0.40 per share exercisable within 5 years.  A commission of 8% of the gross proceeds or $26,000 in connection with the private placement is reflected in the consolidated statements of operations.    At March 31, 2008, all of the warrants (6,500,000) related to the January 29, 2008 were outstanding.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

f.
On September 28, 2007, the Company sold 10,333,333 units at $0.03 per unit to certain accredited investors for proceeds of $310,000 pursuant to an exemption for registration claimed under Regulation D pursuant to the Securities Act of 1933, as amended.   Each unit consisted of one share of common stock and a warrant to purchase one half of a share of the Company’s common stock  for $0.10 per share exercisable within 5 years.  A commission of 8% of the gross proceeds, or $24,800, in connection with the private placement is reflected in the consolidated statements of operations.    At March 31, 2008, all of the warrants (5,166,667) related to the September 28, 2007 were outstanding.

g.
On February 10, 2008, the Company sold 16,250,000 shares in the Company’s common stock pursuant to an exemption from registration claimed under Regulation D pursuant to the Securities Act of 1933, as amended.   Cash received by the Company amounted to $309,985.  A commission of 8% of the gross proceeds, or $24,800, in connection with the private placement is reflected in the consolidated statements of operations.

h.	In August 2006 the Company raised new capital by way of private placement of 435,000 shares of common stock to an investor for a net consideration of $300,150.

Warrants

a.
On November 30, 2006, the Company entered into a consulting agreement with an unrelated third party company to provide certain consultancy services. The consideration payable under this agreement included the issuance of warrants to subscribe for 150,000 shares of the Company's common stock exercisable at any time at the option of the warrant holder, for a price of $0.22 per share, which was the market price of the Company's shares at the date of the agreement. The Company used the Black Scholes method to value the warrants at $27,735 and charged the expense in the accompanying consolidated statements of operations on a straight-line basis over the minimum life of the contract, which is six months. Compensation expensed for the years ended March 31, 2008 and 2007 were $9,245 and $18,490, respectively.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.75%
Dividend yield	0.00%
Volatility factor	189%
Weighted average expected life	2.5 years

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

b.
On February 27, 2008, the Board of Directors of the Company approved the issuance of 1,000,000 warrants to its Chief Executive Officer, Daniel Savino; 2,000,000 to its Chief Financial Officer, Martin Thorp; and 750,000 to a contractor, Robert Galvin. The warrants have a term of 6 years, are exercisable at a price of $0.09 per share which was the market price at the date of the agreement and vest immediately. The warrants provide for cash-less exercise and are subject to adjustments for stock splits, stock dividends, and similar transaction of the same nature, to provide the warrant holders with anti dilution protection.  The Company used the Black Scholes method to value the warrants at $142,500 and charged the expense in the accompanying consolidated statements of operations.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.25%
Dividend yield	0.00%
Volatility factor	61%
Weighted average expected life	3 years

Summary of warrants outstanding;

			Weighted	Weighted
	Warrants Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at March 31, 2007	791,024	$0.22-0.40	$0.37	2.56 yrs.	$1,517,855

Granted	21,066,667	0.09-0.22	0.31	3.97 yrs.	455,000
Cancelled/expired	-	-	-	-	-
Exercised	-	-	-	-	-
Balance at March 31, 2008	21,707,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855
Vested and exercisable at March 31, 2008	21,707,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855

The total compensation cost recognized under the share-based payment arrangements during the years ended March 31, 2008 and 2007 were $151,745 and $18,490, respectively.  As of March 31, 2008, share based payment expense to be recognized in future periods totaled $nil.

7.	INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended March 31, 2008  and 2007:

	March 31,	March 31,
	2008	2007
U.S. statutory federal rate	34.00%	19.00%
Net operating loss for which no tax benefit is currently available	-34.00%	-19.00%
	0.00%	0.00%

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

At March 31, 2008, the Company has a deferred tax asset of $1,239,502 due to net operating loss carryforward for federal income tax purposes of approximately $3,087,500, which was fully allowed for in the valuation allowance of $1,239,502.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended March 31, 2008 was $706,881.  The net operating loss carryforwards will expire beginning in 2025 through 2028 and may be subject to annual limitations provided by Section 382 of the Internal Revenue Code.

At March 31, 2007, the Company has a deferred tax asset of $532,621 due to net operating loss carryforward for federal income tax purposes of approximately $2,800,000, which was fully allowed for in the valuation allowance of $532,621.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended March 31, 2007 was $430,616.

The bankrupt subsidiary, Woize, is subject to corporation tax in the UK.  However, at March 31, 2008 and 2007, Woize has been loss making and will therefore not attract corporation tax liability.

8.	COMMITMENTS AND CONTINGENCIES

Woize International Contingent Liability

Depending on the outcome of the bankruptcy and other factors, the Company believes that it is reasonably possible that it has incurred a contingent liability due to its subsidiary’s bankruptcy. Based on currently available data and ongoing discussions with the Receiver and stakeholders, Woize Int’l believes that it is too early to estimate a range of the contingent exposures. At March 31, 2008, Woize Int’l’s contingent liability related to the Woize Ltd’s bankruptcy matters was $-0-. We will recognize additional expenses as incurred in the future.

If we are required to make payments to current Woize Ltd. creditors, such payments could have a material effect on our liquidity in coming years.

9.	SUBSEQUENT EVENTS

Bankrupt subsidiary

General

On May 8, 2008, the District Court of Stockholm declared our wholly-owned U.K. subsidiary bankrupt in Sweden under the Swedish Insolvency Act.  The Court appointed a Receiver who is in the process of liquidating Woize Ltd.’s assets and distributing them to its creditors, on a pro-rata basis. Woize Ltd. is our only operating subsidiary. As a result of the bankruptcy declaration, we lost control of the subsidiary.  We no longer carry on our telecommunications business. We are effectively a public shell company and we will de-consolidate the subsidiary next quarter

We have worked and will continue to work constructively in the Court proceedings with the Receiver, Woize Ltd’s unions, and other participants in Woize Ltd’s liquidation.

Although the challenges faced by Woize Ltd. during its liquidation process could create operating and financial risks for Woize Int’l, that process is also expected to present opportunities for Woize Int’l. These opportunities include reducing, over the long term, the significant cost penalty Woize Int’l incurred in supporting the operations of its subsidiary.  However, there can be no assurance that we will be able to realize any benefits as a result of Woize Ltd’s liquidation.

Woize International Claims Against Woize Ltd.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

In May, 2008, the Company filed a Proof of Claim, in accordance with the Bankruptcy Court’s procedures, setting forth Woize Int’l’s claims against Woize Ltd. The exact amount of our claims cannot be established because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from the Receiver and other stakeholders, but, based on currently available data, the amount of our claim could be as much as $ 2,132,177. Although the Proof of Claim preserves our right to pursue recovery of our claims from Woize Ltd., these claims are subject to the availability of assets for distribution in the bankruptcy process, and we may receive only a small portion, if any, of these claims.

Acquisition of Smart Devices

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

Initially, the acquisition of Smart provided a route to market for our software products in Woize Ltd.  Smart’s network, existing customer base and ‘shop-front’ website provided an attractive distribution capability through which to cross-sell Woize services, packaged or with mobile communication devices.  Despite the subsequent bankruptcy of Smart, the Company maintains its’ core strategy to use Smart as a distribution capability and is currently identifying other software services that can be ‘bundled’ with mobile communication devices.

On May 14, 2008, the Company entered into a Stock Acquisition Agreement with Keith France pursuant to which the Company acquired two shares of Smart Devices Limited (“Smart Devices”), representing the entire issued and outstanding shares of Smart Devices.  In consideration for the Smart Devices shares, the Company agreed to (A) the issuance of 2,000,000 shares of its common stock (the “Woize Shares”), (B) the issuance of a five year warrant to purchase 200,000 shares of common stock of the Company at a price of $0.10 per share, (C) the payment of £60,000 approximately USD ($118,000) payable in 24 equal monthly installments and (D) the loan convertible into shares of Smart totaling $200,000.  The Company also granted to Mr. France piggy-back registration rights in connection with the Woize Shares. The acquisition closed on June 2, 2008.

The estimated aggregate purchase price was $464,240. Below is a summary of the total purchase price:

Cash	$118,000
Fair value of 2,000,000 common stock	140,000
Fair value of 200,000 warrants	6,240
Loan	200,000
Total purchase price	$464,240

The amount paid by the Company for its investment in Smart Devices included (a) the original secured convertible loan of $200,000, which has subsequently been converted into share capital and (b) the value of the consideration payable to Mr. France which has been valued at an additional $264,240, as shown in the table above.  The Company believes that the excess of the value of the purchase consideration over the estimated net liabilities represents the goodwill inherent in the business of Smart Devices, represented by its customer and supplier base and management team and its commercial web site.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Smart Devices is a privately held company that is governed by laws of England and Wales, which is engaged in the distribution of hand held portable communication devices.

An unaudited condensed balance sheet for Smart Devices for the period ended March 31, 2008 is shown below:

ASSETS
CURRENT ASSETS
Inventory	$28,634
Accounts receivable and prepayments	135,844
Amounts due from directors	41,065
TOTAL CURRENT ASSETS	205,543

FIXED ASSETS	92,822

TOTAL ASSETS	$298,365

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$246,834
Bank borrowings	126,222
Loan - Woize International	203,586
TOTAL CURRENT LIABILITIES	576,642

NET ASSETS/(LIABILITIES)	$(278,277)

REPRESENTED BY SHARE CAPITAL & RESERVES	$(278,277)

As evidence by the above, Smart Devices net liabilities of approximately $ 278,277 and will require additional funding from the Company to build and expand.  The strategy of the Company is to support its’ newly acquired subsidiary based on the future potential opportunity.

We continue to evaluate the purchase price allocation for the Smart acquisition, including intangible assets, contingent liabilities and property, plant and equipment.  The following table represents the tentative purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

As of June 2, 2008
Accounts receivable	$135,844
Inventories	28,634
Property, plant and equipment	200,000
Customer base	175,000
Supplier base	175,000
Goodwill	326,404
Total assets acquired	$1,040,882
Short-term bank loan	$126,222
Accounts payable and accrued liabilities	246,834
Long-term payables	203,586
Total liabilities assumed	576,642
Net assets acquired	$464,240

The following unaudited pro forma financial information for the Company gives effect to the 2008 acquisition as if they had occurred on April 1, 2007. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

For the year ended March 31, 2008

Pro forma revenues	$1,023,409
Pro forma net income	(2,944,942)

Pro forma earnings per common share — net income
Basic	$(0.04)

Weighted average common shares outstanding
Basic	67,330,738

Sales of Unregistered Securities

1.
On April 23, 2008, the Company sold 1,583,333 shares of common stock to investors in a private placing for aggregate proceeds of $47,500.  All proceeds have been received.  Pursuant to the placing terms, the common stock was sold at a price of $0.03 per share.  The shares have not yet been issued.

2.
On June 19, 2008, the Company sold 8,750,000 shares of common stock to investors in a private placing for aggregate proceeds of $175,000.  As of July 3, 2008, proceeds amounting to $65,000 had been received.  Pursuant to the placing terms, the common stock will be sold at a price of $0.02 per share.  The shares have not yet been issued.