Form 10-Q
period 2008-06-30
WOIZE INTERNATIONAL LTD.
filed 2008-08-19
CIK 1219584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2008

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

|_| Yes |X| No

As of August 18, 2008, 81,005,280 shares of common stock (par value $.001) were issued and outstanding and no shares of preferred stock were issued and / or outstanding.

WOIZE INTERNATIONAL LTD.

WOIZE INTERNATIONAL LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31,
	2008	2008
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash	$-	$53,213
Accounts and notes receivable:
Trade receivable, net	140,257	-
Due from related party	214,692	-
Inventory, finished goods	36,560	-
Advance to merger candidate	-	200,000
Assets of a bankrupt subsidiary	-	77,898
TOTAL CURRENT ASSETS	391,509	331,111

EQUIPMENT (Note 3)	15,617	-
INTANGIBLE ASSETS (Note 4)	529,565	-
TOTAL ASSETS	$936,691	$331,111

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts and notes payable:
Accounts payable	$589,143	$55,173
Bank overdrafts	51,682	-
Related party payables	68,000	40,655
Promissory note payable, related party, in default	1,500,000	1,500,000
Accrued liabilities	128,284	128,210
Liabilities of a bankrupt subsidiary	-	1,674,616

TOTAL CURRENT LIABILITIES	2,337,109	3,398,654

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common Stock	107,588	95,255
Capital in excess of par value	2,649,928	2,393,521
Subscription receivable	(110,000)	-
Accumulated deficit	(4,092,550)	(5,576,894)
Accumulated other comprehensive income	44,616	20,575

TOTAL STOCKHOLDERS’ DEFICIT	(1,400,418)	(3,067,545	) )

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$936,691\	$331,111

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2008	2007
REVENUE	$66,102	$-

COST OF SALES	54,773	-

GROSS PROFIT (LOSS)	11,329	-

OPERATING EXPENSES
Depreciation of tangible assets	1,369	-
Amortization of intangible assets	24,415	46,521
Legal, audit, professional and consultancy	8,292	38,816
General development costs	-	-
Marketing and promotion	9,853	-
General and administrative	47,443	8,423
	(80,043)	(93,760)

INTEREST EXPENSE	(7,970)	(28,851)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(88,013)	(122,611)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(88,013)	(122,611)

DISCONTINUED OPERATIONS
Loss on disposal of subsidiary Company	(2,151,039)	(255,467)

NET LOSS	$(2,239,052)	$(378,078)

BASIC AND DILUTED NET LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(0.02)	(0.01)
NET LOSS	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	98,630,280	60,017,735

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2008	2007

Net cash used in operating activities	(200,409)	(50,655)

INVESTING ACTIVITIES
Purchases of equipment	(16,986)	-
Net cash investing activities	(16,986)	-
		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	112,500	90,000
Net cash provided by financing activities	112,500	90,000

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	-	(22,296)

INCREASE (DECREASE) IN CASH DURING THE PERIOD	(104,895)	17,049

CASH, beginning of period	53,213	5,885

CASH, end of period	$(51,682)	$22,934

Supplemental disclosure of cash paid for:

Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANACTIONS:
Conversion of debt into shares of common stock	$-	$120,000
Stock and warrants for the acquisition of Smart Devices	$46,240	-
See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three months ended June 30, 2008
(Unaudited)

						Accumulated
						other
			Capital in			comprehensive
	Common Stock		excess of	Subcription	Accumulated	income
	Shares	Amount	par value	receivable	deficit	(loss)	Total
Balance, March 31, 2008	95,255,280	95,255	2,393,521	-	(5,576,894)	20,575	(3,067,545)
Sale of common stock	10,333,333	10,333	212,167	(110,000)	-	-	112,500
Stocks in exchange for the acquisition of Smart Devices Inc.	2,000,000	2,000	38,000	-	-	-	40,000
Stock warrants issued for the acquisition of Smart Devices Inc.	-	-	6,240	-	-	-	6,240
Elimination of disposed subsidiary	-	-		-	3,723,396	24,360	3,747,756
Comprehensive loss:
Net loss	-	-	-	-	(2,239,052)	-	(2,239,052)
Foreign currency translation loss	-	-	-	-	-	(319)	(319)

Balance, June 30, 2008	107,588,613	$107,588	$2,649,928	$(110,000)	$(4,092,550)	$44,616	$(1,400,418)

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of March 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three months ended June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

The results of operations for the three months ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year

There is no provision for dividends for the quarter to which this quarterly report relates

2.	ORGANIZATION

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

The UK subsidiary was forced into bankruptcy in May 2008.  As a result, the Company has become a public shell company with no operations.  Subsequent to the subsidiary’s bankruptcy, the Company acquired a private company in the mobile communication device business.

The accompanying consolidated financial statements of Woize International Ltd. have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss of $2,239,052 as at June 30, 2008 which included a loss of $2,151,039 on disposal of a subsidiary Company. At June 30, 2008, current liabilities exceeded current assets by $ 1,945,600.  The Company is in default under the terms of a $1.5 million related party promissory note.

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

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation

The consolidated financial statements include the accounts of Woize International, Ltd., and its wholly-owned subsidiary, Smart Devices Ltd acquired on June 2, 2008 All significant intercompany transactions and balances have been eliminated in consolidation.

The Company did not consolidate its wholly-owned subsidiary Woize Ltd. as control subsidiary no longer rests with the Company because the subsidiary is in bankruptcy. The loss on disposal of the subsidiary was $2,151,039 for the three months ended June 30, 2008.  See footnote 9.

Reclassifications

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2008, the Company had no such investments.

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

Inventory

Inventory is valued at the lower of cost and net realizable value, after making due allowance for obsolete and slow moving items.

Intangible Assets

Amortization is provided using the following rates:

Website	33% straight line
Customer base	20% straight line
Supplier base	20% straight line

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

Revenue recognition

The Company’s principal business activity primarily comprises the sale of mobile electronic communication devices and other related equipment to third parties.

Revenue is recognized when delivery has occurred and when collectability is reasonably assured..

Income taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes . Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable operations in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the consolidated statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Comprehensive loss

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income . Comprehensive income (loss) consists of net loss and foreign currency translation adjustments and is presented on the consolidated statements of stockholders deficit.

Loss per share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The impact of common stock warrants totaling 21,907,691 did not impact earnings per share as they were anti-dilutive, therefore basic and dilutive earnings per share are the same.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

Concentrations of credit risk, allowance for bad debt

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company continually evaluates the credit worthiness of counterparties and only transacts with counterparties that are believed to be of high credit quality. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due. At June 30, 2008, no reserve allowance was deemed necessary as management believes the accounts receivable to be fully collectible.

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
June 30, 2008 (Unaudited)

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administration expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended June 30, 2008. The Company has not taken a tax position that would have a material effect on the financial under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Woize International Ltd. and Subsidiaries
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

4. EQUIPMENT

	June 30, 2008	March 31 2008
Equipment - at cost	$94,437	$
Less: Accumulated depreciation	78,820

Equipment, net	$15,617	$	nil

5. INTANGIBLE ASSETS

	June 30,	March 31,
	2008	2008
Website	$171,962	$
Customer base	190,000
Supplier base	190,000
Goodwill	142,960
	694,922
Less: Accumulated amortization	165,357

Intangible assets net	$529,565	$ nil

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

6. STOCKHOLDERS’ EQUITY

Common stock

We made the following issuances of the Company’s common stock during the three months ended June 30, 2008

a.
On April 23, 2008 the Company sold 1,583,333 shares of common stock in a private placing for aggregate proceeds of $47,500.  All proceeds have been received. Pursuant to the placing terms, the common stock was sold at a price of $ 0.03 per share.  The shares have not yet been issued.

b
On June 19, 2008 the Company sold 8,750,000 shares of common stock to investors in a private placing for aggregate proceeds of $175,000.  As of June 30, 2008, proceeds amounting to $65,000 had been received and $110,000 was recorded as stock subscription receivable.  Pursuant to the placing terms, the common stock will be sold at a price of $0.02 per share. The shares have not yet been issued.

c
On May 14, 2008, the Company entered into a stock acquisition agreement to acquire the entire issued and outstanding shares of Smart Devices Ltd. On June 2, 2008 this agreement was finalized and in part consideration for the acquisition was the issuance of (a) 2,000,000 Woize shares at an attributable value of $40,000 and (b) the issuance of a 5 year warrant to purchase 200,000 shares of common stock of the Company at a price of $0.10 per share.  See footnote 8.

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Warrants
a.

During the quarter ended June 30, 2008 as part of the acquisition price of Smart Devices Ltd. the Company issued a 5 year warrant to purchase 200,000 shares of common stock of the company at a price of $0.10 per share.  The fair value of the warrants was estimated at $6,240 or at $0.031 per share.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.25%
Dividend yield	0.00%
Volatility factor	61.194%
Weighted average expected life	5 years

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

Summary of warrants outstanding;

			Weighted	Weighted
	Warrants Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at March 31, 2008	21,707,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855

Granted	200,000	0.10	0.10	5 yrs.	-
Cancelled/expired	-	-	-	-	-
Exercised	-	-	-	-	-
Balance at June 30, 2008	21,907,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855
Vested and exercisable at June 30, 2008	21,907,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855

As of June 30, 2008, share based payment expense to be recognized in future periods totaled $nil.

7.  INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the periods:

	June 30, 2008	June 30, 2007
U.S. statutory federal rate	34.00%	19.00%
Net operating loss for which no tax benefit is currently available	-34.00%	-19.00%
	0.00%	0.00%

Woize International Ltd. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

8.	Acquisition of Smart Devices Ltd.

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

Initially, the acquisition of Smart provided a route to market for our software products in Woize Ltd.  Smart’s network, existing customer base and ‘shop-front’ website provided an attractive distribution capability through which to cross-sell Woize services, packaged or with mobile communication devices.  Despite the subsequent bankruptcy of Woize Ltd. the Company maintains its’ core strategy to use Smart as a distribution capability and is currently identifying other software services that can be ‘bundled’ with mobile communication devices.

On May 14, 2008, the Company entered into a Stock Acquisition Agreement with Keith France pursuant to which the Company acquired two shares of Smart Devices Limited (“Smart Devices”), representing the entire issued and outstanding shares of Smart Devices.  In consideration for the Smart Devices shares, the Company agreed to (A) the issuance of 2,000,000 shares of its common stock (the “Woize Shares”), (B) the issuance of a five year warrant to purchase 200,000 shares of common stock of the Company at a price of $0.10 per share, (C) the payment of £60,000 approximately USD ($118,000) payable in 24 equal monthly installments and (D) the loan convertible into shares of Smart totaling $200,000.  The Company also granted to Mr. France piggy-back registration rights in connection with the Woize Shares. The acquisition closed on June 2, 2008.  Smart Devices’ results of operations from June 2, 2008 through June 30, 2008 have been included in the consolidated financial statements.

The estimated aggregate purchase price was $364,240. Below is a summary of the total purchase price:

Cash	$118,000
Fair value of 2,000,000 common stock	40,000
Fair value of 200,000 warrants	6,240
Loan	200,000
Total purchase price	$364,240

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

We continue to evaluate the purchase price allocation for the Smart acquisition, including intangible assets, contingent liabilities and property, plant and equipment.  The following table represents the tentative purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

As of June 2, 2008
Accounts receivable	$135,844
Inventories	28,634
Property, plant and equipment	81,482
Website	171,962
Customer base	190,000
Supplier base	190,000
Goodwill	142,960
Total assets acquired	$940,882
Short-term bank loan	$126,222
Accounts payable and accrued liabilities	246,834
Long-term payables	203,586
Total liabilities assumed	576,642
Net assets acquired	$364,240

The following unaudited pro forma financial information for the Company gives effect to the 2008 acquisition as if they had occurred on April 1, 2008. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

For the three months ended June 30, 2008

Pro forma revenues	$248,200
Pro forma net income	(115,883)

Pro forma earnings per common share — net income
Basic	$(0.00)

Weighted average common shares outstanding
Basic	98,630,280

9.  DISCONTINUED OPERATIONS

Woize Ltd. was placed into receivership in May 2008.  As a result, the Company de-consolidated the financial statements of Woize Ltd. as of May 8, 2008 because we no longer hold a majority financial interest in our subsidiary.   The financial data related to our investment in Woize Ltd., is classified as discontinued operations in the accompanying financial statements.

Results of discontinued operations are as follows:

	Three months ended June 30,
	2008	2007

Net revenues	$-	$11,953
Loss from operations of Woize Ltd	-	(255,467)
Loss on disposal of Woize Ltd.	(2,151,039)

Loss before provision for income taxes from discontinued operations	(2,151,039)	(255,467)
Provision for income taxes	—	-

Loss from discontinued operations of Woize Ltd.	$(2,151,039)	$(255,467)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

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

As a consequence of the bankruptcy of Woize, the Company has reported the results of Woize as “discontinued operations” in the financial statements in our annual reports on Form 10-KSB for the year ended March 31, 2008 and 2007.  In addition, we will not be including Woize in the financial statements in this quarterly filing for the period ended June 30, 2008.   The effect of reporting Woize as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders funds.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Company recorded a consolidated net loss of $2,220,509_____ for the three months ended June 30, 2008 as compared to $355,782 for the three months ended June 30, 2007. The increase in net loss was mainly a result of  a disposal of a subsidiary Company._____.

During the three months ended June 30, 2008, revenues totaled $66,102____compared to $11,953 for the three months ended June 30, 2007.

A positive gross margin of_$11,329__ was recorded for the three months ended June 30, 2008 compared to a negative margin of $(21,454) for the three months ended June 30, 2007.

Costs and expenses (excluding the loss on disposal of subsidiary of $2,132,177 ) decreased to $_88,332____in the three months ended June 30, 2008 compared to $ 526,052 in the three month period ended June 30, 2007.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Company recorded a consolidated net loss of $2,239,052 for the three months ended June 30, 2008 as compared to $355,782 for the three months ended June 30, 2007. The increase in net loss was mainly a result of a disposal of a subsidiary Company.

During the three months ended June 30, 2008, revenues totaled $66,102 compared to nil for the three months ended June 30, 2007.

A positive gross margin of $11,329 was recorded for the three months ended June 30, 2008 compared to nil for the three months ended June 30, 2007.

Costs and expenses (excluding the loss on disposal of subsidiary of $2,151,039) decreased to $154,115 in the three months ended June 30, 2008 compared to $122,611 in the three month period ended June 30, 2007.

We anticipate that we will not earn substantial revenues until we have reached full commercial production of our services and solutions.

 Our accumulated deficit through June 30, 2008 was $ (4,092,550).

Plan of Operations

The Company’s immediate priorities and focus will be as follows:

a)
The Company plans to offer SIP based calling services through a white label reseller agreement to provide calling plans, phone numbers and other voice over IP products for its customers. The reseller agreement offers several key advantages- low cost setup, effectively no exposure to fraud and unlimited opportunity for growth with no ongoing development expenses. Under a fresh new brand, the Company will begin offering calling service to customers of its newly acquired e-commerce website, smartdevicesdirect.com.

b)
The Company plans to integrate other proven technologies in value added services sector and has identified opportunities in mobile device tracking/ protection, and conferencing. The value added components offer new revenue opportunities and round out the Company’s strategic vision.

c)
 The Company will focus on generating sales through its online distribution network centered around three main product categories- Smartphones/ handsets, ruggedized devices and navigation (Ndrive). The focus is on the convergence market which provides the highest level of revenue growth through products that combine GPS, mobile data and voice connectivity services. The Company will continue to develop brand partnerships with an emphasis on increasing sales while expanding into new markets globally.

Liquidity and Capital Resources

The Company had cash of $ 0 as of June 30, 2008 compared to $ 22,934 as of June 30, 2007.

Net cash used in operating activities for the three months ended June 30, 2008, was $112,500 compared to $50,655 for the three months ended June 30, 2007.

For the three months ended June 30, 2008, cash flows used in investing activities was $ 50,000compared to $0 for the three months ended June 30, 2007. The increase is due to the acquisition of Smart Devices Ltd.

For the three months ended June 30, 2008, cash flows from financing activities was $112,500 representing 1,583,333 shares of common stock for aggregate proceeds of $47,500 and 8,750,000 shares of common stock for aggregate proceeds of $175,000, of which $65,000 had been received as at June 30. 2008 compared to $90,000 representing the part of proceeds received in the period from a private placing of 6,500,000 shares of common stock for the three months ended June 30, 2007. The private placement offering was made pursuant to exemptions from registration afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

At June 30, 2008, The Company had a working capital deficit of $1,945,600 The Company expects to undertake debt or equity financings when needed to enable it to meet its future operating and capital requirements. In view of the limited operating history, the Company’s ability to obtain additional funds is limited. Further, there can be no assurance that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company’s results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from business activities.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2008.  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

Failure to enter into formal software development contracts

During FY 2008, software programmers subcontracted by the Company, submitted claims for software development fees that management subsequently disputed.  The disputed claims are now the subject of litigation.  The contracts with the programmers were not reduced to writing.  Because of the litigation, all development has ceased and management has written off its software investment, resulting in an impairment loss of $532,132.

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

Failure to establish ownership control of intellectual property

The Company raised capital during FY 2008 in order to further its business model.  Partial proceeds were used to pay subcontractors for software development.  Partly because the Company failed to execute software development contracts and failed to apply for patents on its investments, the Company is unable to establish ownership rights over the software developed.  The Company’s subsidiary, Woize Ltd., was declared bankrupt in Sweden in May 2008.  Since the software ownership rights are unclear, it may be difficult to determine whether the software is the property of the Company or is the property of the subsidiary and should be distributed to its creditors in bankruptcy. The Company will be the largest creditor in the insolvency of its wholly owned subsidiary.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended Bylaws (Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended March 31, 2008 filed with the SEC on July 14, 2008)

4.1
Stock Purchase Agreement between Woize International Ltd. and Keith France dated as of May 14, 2008 (Incorporated by Reference to the Company’s current report filed on Form 8-K, filed with the SEC on June 5, 2008)

31.1*
Certification by Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of The United States Code, promulgated pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002

32.2*
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of The United States Code, promulgated pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

Woize International Ltd.

Date: August 19, 2008	By:	/s/ Daniel Savino
Daniel Savino Chief Executive Officer

By:	/s/ Martin Thorp
Martin Thorp Chief Financial Officer