Form 10-Q
period 2008-09-30
WOIZE INTERNATIONAL LTD.
filed 2008-11-19
CIK 1219584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER  30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________

Commission files number 000-5 1797

Smart Comm International Ltd.
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

|_| Yes |X| No

As of November 11, 2008, 107,588,613 shares of common stock, par value $.001, were issued and outstanding, and no shares of preferred stock were issued and outstanding

WOIZE INTERNATIONAL LTD.
Index to Form 10-QSB

WOIZE INTERNATIONAL LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$819	$53,213
Accounts and notes receivable:
Trade receivable, net	156,252	-
Inventory, finished goods	54,808	-
Advance to merger candidate	-	200,000
Assets of a bankrupt subsidiary	-	77,898
TOTAL CURRENT ASSETS	211,879	331,111

TANGIBLE ASSETS (Note 3)	3,028	-
INTANGIBLE ASSETS (Note 4)	585,567	-
TOTAL ASSETS	$800,474	$331,111

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts and notes payable:
Accounts payable	$508,854	$55,173
Related party payables	68,000	40,655
Promissory note payable, related party, in default	1,500,000	1,500,000
Accrued liabilities	109,482	128,210
Liabilities of a bankrupt subsidiary	-	1,674,616

TOTAL CURRENT LIABILITIES	2,186,336	3,398,654

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common Stock	107,588	95,255
Capital in excess of par value	2,729,928	2,393,521
Accumulated deficit	(4,267,994)	(5,576,894)
Accumulated other comprehensive income	44,616	20,575

TOTAL STOCKHOLDERS’ DEFICIT	(1,385,862)	(3,067,543)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$800,474	$331,111

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30		Six months ended September 30,
	2008	2007	2008	2007

REVENUE	$421,109	$-	$487,211	$-

COST OF SALES	323,527	-	378,300	-

GROSS PROFIT (LOSS)	97,582	-	108,911	-
EXPENSES
Depreciation of tangible assets	498	-	1,867	-
Amortization of intangible assets	34,276	46,522	58,691	93,042
Legal, audit, professional and consultancy	69,015	49,170	77,307	155,287
General development costs	-	-	-	-
Marketing and promotion	8,002		17,855	-
General and administrative	138,821	-	186,264	17,704
	(153,030)	(95,692)	(233,073)	(266,033)

INTEREST EXPENSE	(22,414)	(31,430)	(30,384)	(58,007)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(175,444)	(127,122)	(263,457)	(324,040)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(175,444)	$(127,122)	$(263,457)	$(324,040)
DISCONTINUED OPERATIONS
Loss on disposal of subsidiary company	-	(88,072)	(2,151,039)	(246,937)

NET LOSS	$(175,444)	$(215,194)	$(2,414,496)	$(570,977)

BASIC AND DILUTED NET LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(0.00)	(0.00)	(0.02)	(0.00)
NET LOSS	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	98,630,280	61,871,947	92,255,280	60,944,841

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2008	2007

Net cash used in operating activities	(239,908)	(302,037)

INVESTING ACTIVITIES
Purchases of equipment	(16,986)	-
Net cash investing activities	(16,986)	-
		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	202,500	314,985
Proceeds from short term loan	-	72,460
Net cash provided by financing activities	202,500	387,445

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	-	(47,973)

INCREASE (DECREASE) IN CASH DURING THE PERIOD	(52,394)	37,435

CASH, beginning of period	53,213	5,885

CASH, end of period	$819	$43,320

Supplemental disclosure of cash paid for:

Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANACTIONS:
Conversion of debt into shares of common stock	$-	$120,000
Stock and warrants for the acquisition of Smart Devices	$146,240	-

See accompanying notes to consolidated financial statements

WOIZE INTERNATIONAL LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the six months ended September 30, 2008
(Unaudited)

						Accumulated
						other
			Capital in			comprehensive
	Common Stock		excess of	Subcription	Accumulated	income
	Shares	Amount	par value	receivable	deficit	(loss)	Total
Balance, March 31, 2008	95,255,280	$95,255	$2,393,521	-	$(5,576,894)	$20,575	$(3,067,543)
Sale of common stock	10,333,333	10,333	212,167	(110,000)	-	-	112,500
Stocks in exchange for the acquisition of Smart Devices Inc.	2,000,000	2,000	138,000	-	-	-	140,000
Stock warrants issued for the acquisition of Smart Devices Inc.	-	-	6,240	-	-	-	6,240
Elimination of disposed subsidiary	-	-		-	3,723,396	24,360	3,747,756
:Sale of common stock	2,500,000	2,500	22,500				25,000
Subscription funds received		-	-	65,000		-	65,000
Cancelled subscription receivable	(2.500,000)	(2,500)	(42,500)	45,000	-		-
Comprehensive loss:
Net loss	-	-	-	-	(2.414,496)	-	(2,414,496)
Foreign currency translation loss	-	-	-	-	-	(319)	(319)
Total comprehensive loss							(2,414,815)
Balance, September 30, 2008	107,588,613	$107,588	$2,729,928	$0	$(4,267,994)	$44,616	$(1,385,862)

See accompanying notes to consolidated financial statements

Woize International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying consolidated financial statements of Woize International Ltd. have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss of $2,414,496 during the six months ended September 30, 2008 which included a loss of $2,151,039 on disposal of a subsidiary Company. At September 30, 2008, current liabilities exceeded current assets by $ 1,974,457.  The Company is in default under the terms of a $1.5 million related party promissory note.

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

The accompanying condensed consolidated balance sheet as of March 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and six months ended September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

Woize International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The results of operations for the three and six months ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year

There is no provision for dividends for the quarter to which this quarterly report relates

 Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 will have no material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will have no material impact on the consolidated financial position or results of operations.

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

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.
In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

Woize International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

4.	TANGIBLE ASSETS

Tangible assets consisted of the following:

	September 30, 2008 (unaudited)	March 31 2008 (Note 2)
Equipment - at cost	$33,711	$-
Less: Accumulated depreciation	30,683	-

Equipment, net	$3,028	$-

5.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	March 31,
	2008 (Unaudited)	2008 (Note 2)
Website	$155,178	$-
Customer base	190,000	-
Supplier base	190,000	-
Goodwill	242,960	-
	778,138	-
Less: Accumulated amortization	192,571	-

Intangible assets net	$585,567	$-

6.	SHAREHOLDERS’ DEFICIT

Common stock

We made the following issuances of the Company’s common stock for six months ended September 30, 2008

 a.  On April 23, 2008 the Company sold 1,583,333 shares of common stock in a private placing for aggregate proceeds of $47,500.  All proceeds have been received. Pursuant to the placing terms, the common stock was sold at a price of $ 0.03 per share.

b. On June 19, 2008 the Company sold 8,750,000 shares of common stock to investors in a private placing for aggregate proceeds of $175,000.  Pursuant to the placing terms, the common stock was sold at a price of $0.02 per share. During the six months ended September 30, 2008, subscriptions to 2,500,000 shares of common stock totaling $45,000 were cancelled.

Woize International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

c.  On May 14, 2008, the Company entered into a stock acquisition agreement to acquire the entire issued and outstanding shares of Smart Devices Ltd. On June 2, 2008 this agreement was finalized and in part consideration for the acquisition was the issuance of (a) 2,000,000 Woize shares at an attributable value of $140,000 and (b) the issuance of a 5 year warrant to purchase 200,000 shares of common stock of the Company at a price of $0.10 per share.

d.  On August 4, 2008 the Company issued 2,500,000 shares of common stock to an investor pursuant to a private placing for aggregate proceeds of $25,000.  The common stock was sold at a price of $0.01 per share.

Warrants

During the quarter ended June 30, 2008 as part of the acquisition price of Smart Devices Ltd. the Company issued a 5 year warrant to purchase 200,000 shares of common stock of the company at a price of $0.10 per share.  The fair value of the warrants was estimated at $6,240

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.25%
Dividend yield	0.00%
Volatility factor	61.194%
Weighted average expected life	5 years

Summary of warrants outstanding;

			Weighted	Weighted
	Warrants Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at March 31, 2008	21,707,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855

Granted	200,000	0.10	0.10	5 yrs.	-
Cancelled/expired	-	-	-	-	-
Exercised	-	-	-	-	-
Balance at September 30, 2008	21,907,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855
Vested and exercisable at September 30, 2008	21,907,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855

As of September 30, 2008, share based payment expense to be recognized in future periods totaled $nil.

Woize International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)
U.S. statutory federal rate	34.00%	19.00%
Net operating loss for which no tax benefit is currently available	-34.00%	-19.00%
	0.00%	0.00%

8.	ACQUISITION OF SMART DEVICES LTD.

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

On May 14, 2008, the Company entered into a Stock Acquisition Agreement with Keith France pursuant to which the Company acquired two shares of Smart Devices Limited (“Smart Devices”), representing the entire issued and outstanding shares of Smart Devices.  In consideration for the Smart Devices shares, the Company agreed to (A) the issuance of 2,000,000 shares of its common stock (the “Woize Shares”), (B) the issuance of a five year warrants to purchase 200,000 shares of common stock of the Company at a price of $0.10 per share, (C) the payment of £60,000 approximately USD ($118,000) payable in 24 equal monthly installments and (D) the loan convertible into shares of Smart totaling $200,000.  The Company also granted to Mr. France piggy-back registration rights in connection with the Woize Shares. The acquisition closed on June 2, 2008.  Smart Devices’ results of operations from June 2, 2008 through September 30, 2008 have been included in the consolidated financial statements.

The estimated aggregate purchase price was $364,240. Below is a summary of the total purchase price:

Cash	$118,000
Fair value of 2,000,000 common stock	40,000
Fair value of 200,000 warrants	6,240
Loan	200,000
Total purchase price	$364,240

Woize International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount paid by the Company for its investment in Smart Devices included (a) the original secured convertible loan of $200,000, which has subsequently been converted into share capital and (b) the value of the consideration payable to Mr. France which has been valued at an additional $164,240, as shown in the table above.  The Company believes that the excess of the value of the purchase consideration over the estimated net liabilities represents the goodwill inherent in the business of Smart Devices, represented by its customer and supplier base and management team and its commercial web site.

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

For the six months ended September 30, 2008

Pro forma revenues	$669,309
Pro forma net income	(115,883)

Pro forma earnings per common share — net income
Basic and diluted	$(0.00)

Weighted average common shares outstanding
Basic and diluted	98,630,280

Woize International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	RELATED PARTY TRANSACTIONS

As part of the acquisition of Smart Devices, the Company agreed to provide the amount of £60,000 approximately USD ($118,000), payable in 24 equal monthly installments to the managing director of Smart Devices.  As of September 30,2008, the  amount of USD $68,000 remained unpaid.

10.	DISCONTINUED OPERATIONS

Woize Ltd. was placed into receivership in May 2008.  As a result, the Company de-consolidated the financial statements of Woize Ltd. as of May 8, 2008 because we no longer hold a majority financial interest in our subsidiary.   The financial data related to our investment in Woize Ltd., is classified as discontinued operations in the accompanying financial statements.

Results of discontinued operations are as follows:

	Six months ended September 30,
	2008	2007

Net revenues	$-	$52,098
Loss from operations of Woize Ltd	-	(246,937)
Loss on disposal of Woize Ltd.	(2,151,039)	-

Loss before provision for income taxes from discontinued operations	(2,151,039)	(246,937)
Provision for income taxes	—	-

Loss from discontinued operations of Woize Ltd.	$(2,151,039)	$(246,937)

11.	SUBSEQUENT EVENT

On October 6, 2008, Woize International Ltd.,  a Nevada corporation and its newly formed, wholly owned subsidiary, Smart Comm International Ltd., a Nevada corporation ("SmartComm"), entered into an Agreement and Plan of Merger (the "Merger Agreement"),  . Pursuant to the terms and subject to the  conditions set forth in the Merger Agreement, the Registrant merged with and into SmartComm (the " Merger"), solely to effect a name change of Registrant.  Registrant will continue as the surviving corporation with the surviving corporation changing its name to Smart Comm International, Ltd.  The Registrant’s Board of Directors approved the Merger and the Merger Agreement.  On October 8, 2008, Registrant filed Articles of Merger with the Secretary of State of Nevada (the “Articles of Merger”).  Pursuant to Chapter 92A.180 of the Nevada Revised Statutes, Shareholder approval was not required for the Merger and Name Change.

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

As a consequence of the bankruptcy of Woize, the Company has reported the results of Woize as “discontinued operations” in the financial statements in our annual reports on Form 10-KSB for the year ended March 31, 2008 and 2007.  In addition, we will not be including Woize in the financial statements in this quarterly filing for the period ended  September 30, 2008.   The effect of reporting Woize as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders funds.

Results of Operations

Six months ended September 30, 2008 compared to the six months ended September 30, 2007

The Company recorded a consolidated net loss of $2,414,496  for the six months ended September 30, 2008 as compared to $570,977 for the six months ended September 30, 2007. The increase in net loss was mainly a result of a disposal of a subsidiary Company.

During the six months ended September 30, 2008, revenues totaled $487,211, compared to $-0- for the six months ended September 30, 2007.

A positive gross margin of $108,911 was recorded for the six months ended September 30, 2008 compared to $-0- for the six months ended September 30, 2007.

Costs and expenses (excluding the loss on disposal of subsidiary of $2,151,039 and $246,937 for the six months ended September 30, 2008 and 2007, respectively) increased to $372,368 in the six months ended September 30, 2008 compared to $ 324,040 in the six month period ended September 30, 2007.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Company recorded a consolidated net loss of $175,444 for the three months ended September 30, 2008 as compared to $215,194for the three months ended September 30, 2007.

During the three months ended September 30, 2008, revenues totaled $421,109, compared to $-0- for the six months ended September 30, 2007.

We anticipate that we will not earn substantial revenues until we have reached full commercial production of our services and solutions.

Our accumulated deficit through September 30, 2008 was $ (4,267,994).

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

Liquidity and Capital Resources

The Company had cash of $ 819 as of September 30, 2008 compared to $ 53,213 as of March 31, 2008.

Net cash used in operating activities for the six months ended September 30, 2008, was $_(239,908) compared to $(302,037) for the six months ended September 30, 2007.

For the six months ended  September 30, 2008, cash flows used in investing activities was $ 16,986 compared to $0 for the six months ended September  30, 2007. The increase is due to the acquisition of Smart Devices Ltd.

For the six months ended September 30, 2008, cash flows from financing activities was $202,500 representing the sale of 10,333,333 shares of common stock for aggregate proceeds of $202,500 compared to $314,985 representing the part of proceeds received in the period from a private placing of 6,500,000 shares of commons stock for the six months ended September 30, 2007. The private placement offering was made pursuant to exemptions from registration afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

At September 30, 2008, The Company had a working capital deficit of $1,974,457. The Company expects to undertake debt or equity financings when needed to enable it to meet its future operating and capital requirements. In view of the limited operating history, the Company’s ability to obtain additional funds is limited. Further, there can be no assurance that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company’s results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from business activities.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involved known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2008.  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Effective October 17, 2008, the Company’s name changed to Smart Comm International Ltd. and its trading symbol changed to “SCMI”.

ITEM 6. EXHIBITS

Exhibit Number	Description

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

Smart Comm International Ltd.

Date: November 19, 2008	By:	/s/ Daniel Savino
Daniel Savino Chief Executive Officer

By:	/s/ Martin Throp
Martin Thorp Chief Financial Officer