Form 10-Q
period 2008-12-31
Smart Comm International, Ltd.
filed 2009-03-27
CIK 1219584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:December 31, 2008

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

|_| Yes |X| No

As of December 31, 2008, 107,588,613 shares of common stock, par value $.001, were issued and outstanding, and no shares of preferred stock were issued and outstanding.

SMART COMM INTERNATIONAL LTD.
Index to Form 10-QSB

SMART COMM INTERNATIONAL LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(unaudited)	(Note 2)

ASSETS
ded
CURRENT ASSETS
Cash	$4,032	$53,213
Net assets of a bankrupt subsidiaries	-	277,898
TOTAL ASSETS	$4,032	$331,111

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts and notes payable:
Accounts payable	$125,902	$183,383
Related party payables	-	40,655
Promissory note payable, related party, in default	1,500,000	1,500,000

Liabilities of bankrupt subsidiaries	-	1,674,616

TOTAL LIABILITIES	1,625,902	3,398,654

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common Stock	107,588	95,255
Capital in excess of par value	2,729,928	2,393,521
Accumulated deficit	(4,485,140)	(5,576,894)
Accumulated other comprehensive income	44,616	20,575

TOTAL STOCKHOLDERS’ DEFICIT	(1,603,008)	(3,067,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,032	$331,111

See accompanying notes to consolidated financial statements

SMART COMM INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December		nine months ended December 31
	2008	2007	2008	2007
REVENUE	$-	$-	$-	$-

COST OF SALES	-	-	-	-

	-	-	-	-
GROSS PROFIT (LOSS)
EXPENSES
Depreciation of tangible assets	-	-	-	-
Amortization of intangible assets	-	-	38,000	139,563
Legal, audit, professional and consultancy	6,650	175,546	70,480	352,092
General development costs	-	-	-	81,741
Marketing and promotion	-	-	12,000	4,580
General and administrative	3,193	6,899	21,064	107,694
	(9,843)	(182,445)	(141,544)	(685,670)

INTEREST EXPENSE	-	(25,648)	-	(87,906)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(9,843)	(208,093)	(141,544)	(773,576)
Foreign currency translation gain (loss)	-	26,296	-	(21,677)
PROVISION FOR INCOME TAXES	-	-	-	-
LOSS FROM CONTINUING OPERATIONS

DISCONTINUED OPERATIONS	$(9,843)	$(181,797)	$(141,544)	$(795,253)

Loss from operations of Smart Devices Ltd, net of tax	-	(41,245)	(131,756)	(46,738)
Loss from disposal of Woize Ltd, net of tax	-	-	(2,132,177)	-
Loss from disposal of Smart Devices Ltd	(226,484)	-	(226,484)
NET LOSS	$(236,327)	$(223,042)	$(2,631,961)	$(841,991)

BASIC AND DILUTED NET LOSS PER SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(0.00)	(0.00)	(0.02)	(0.00)
NET LOSS	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	98,630,280	62,171,947	92,255,280	61,353,876

See accompanying notes to consolidated financial statements

SMART COMM INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2008	2007

Net cash used in operating activities	$(234,695)	$(506,356)

INVESTING ACTIVITIES
Purchases of equipment	(16,986)	-
Net cash investing activities	(16,986)	-
		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	202,500	609,985
Proceeds from short term loan	-	72,460
Repayment of short term loan	-	(72,460)
Net cash provided by financing activities	202,500	609,985

EFFECT OF FOREIGN EXCHANGE ON CASH BALANCES	-	(21,677)

INCREASE (DECREASE) IN CASH DURING THE PERIOD	(49,181)	81,952

CASH, beginning of period	53,213	5,885

CASH, end of period	$4,032	$87,837

Supplemental disclosure of cash paid for:

Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANACTIONS:
Conversion of debt into shares of common stock	$-	$120,000
Stock and warrants for the acquisition of Smart Devices	$146,240	-

See accompanying notes to consolidated financial statements

SMART COMM INTERNATIONAL LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended December 31, 2008
(Unaudited)

						Accumulated
						other
			Capital in			comprehensive
	Common Stock		excess of	Subcription	Accumulated	income
	Shares	Amount	par value	receivable	deficit	(loss)	Total
Balance, March 31, 2008	95,255,280	$95,255	$2,393,521	-	$(5,576,894)	$20,575	$(3,067,543)
Sale of common stock	10,333,333	10,333	212,167	(110,000)	-	-	112,500
Stocks in exchange for the acquisition of Smart Devices Inc.	2,000,000	2,000	138,000	-	-	-	140,000
Stock warrants issued for the acquisition of Smart Devices Inc.	-	-	6,240	-	-	-	6,240
Elimination of disposed subsidiary	-	-		-	3,723,396	24,360	3,747,756
:Sale of common stock	2,500,000	2,500	22,500		-	-	25,000
Subscription funds received		-	-	65,000		-	65,000
Cancelled subscription receivable	(2.500,000)	(2,500)	(42,500)	45,000	-		-
Comprehensive loss:
Loss from continuing operations	-	-	-	-	(141,225)	-	(141,225)
Loss on disposal of bankrupt subsidiaries	-	-	-	-	(2,358,661)	-	(2,358,661)
Loss from operations of bankrupt subsidiaries	-	-	-	-	(131,756)	-	(131,756)
Net loss	-	-	-	-	-	-	(2,631,642)
Foreign currency translation loss	-	-	-	-	-	(319)	(319)
Total comprehensive loss							(2,631,961)
Balance, December 31, 2008	107,588,613	$107,588	$2,729,928	$0	(4,485,140))	$44,616	$(1,603,008)

See accompanying notes to consolidated financial statements

Smart Comm International Ltd. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited

1.	ORGANIZATION

Smart Comm International Ltd. ( formerly Woize International Ltd. the "Company" or “we” or “us”) was incorporated under the laws of the State of Nevada, United States of America, on November 19, 2002.   In 2005, the Company acquired its United Kingdom operating subsidiary through a reverse merger.    Through its UK subsidiary, Woize Ltd., the Company was engaged in the following activity, principally in Sweden until May 2008:

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

The UK subsidiary, Woize Ltd., was forced into bankruptcy in May 2008.

Subsequent to the subsidiary’s bankruptcy, the Company acquired a private company in the mobile communication device business, Smart Devices Limited, a United Kingdom company.  During November 2008, Smart Devices Limited was placed in administration and the Company lost control of the assets and liabilities of the Company.

As a result of the above, the Company has become a public shell company with no operations.

2.	BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of March 31, 2008 has been derived from its annual audited financial statements on form 10-K for the year ended March 31, 2008.  The accompanying unaudited condensed  consolidated financial statements as of December 31, 2008 and for the three and nine months ended December 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. however, they do not include all of the information and footnotes required for annual GAAP financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

Woize Ltd was not consolidated as at December 31, 2008 and its financial condition and operations are reflected as discontinued operations in the accompanying financial statements.

Smart Devices Limited was not consolidated as at December 31, 2008 and its financial condition and operations are reflected as discontinued operations in the accompanying financial statements.

The results of operations for the three and nine months ended December 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates

Going concern uncertainty

The accompanying financial statements of Smart Comm International Ltd. have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss of $2,631,961 during the nine months ended December 31, 2008 which included a loss of $2,358,661 on disposal of  subsidiary Companies. At December 31, 2008, current liabilities exceeded current assets by $ 1,621,870.  The Company is in default under the terms of a $1.5 million related party promissory note.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital and generating sufficient revenues and cash flows and renegotiating the terms of the related party promissory note which became due on December 9, 2007.

The financial statements, insofar as they relate to continuing operations, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4.	SHAREHOLDERS’ DEFICIT

Common stock

We issued our common stock for the nine months ended December 31, 2008 as follows:

 a.  On April 23, 2008 the Company sold 1,583,333 shares of common stock in a private placing for aggregate proceeds of $47,500.  All proceeds have been received. Pursuant to the placing terms, the common stock was sold at a price of $ 0.03 per share.

b. On June 19, 2008 the Company sold 8,750,000 shares of common stock to investors in a private placing for aggregate proceeds of $175,000.  Pursuant to the placing terms, the common stock was sold at a price of $0.02 per share. During the nine months ended December 31, 2008, subscriptions to 2,500,000 shares of common stock totaling $45,000 were cancelled.

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

 Warrants

During the quarter ended June 30, 2008 as part of the acquisition price of Smart Devices Ltd. we issued a 5 year warrant to purchase 200,000 shares of common stock of the company at a price of $0.10 per share.  The fair value of the warrants was estimated at $6,240

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.25%
Dividend yield	0.00%
Volatility factor	61.194%
Weighted average expected life	5 years

Summary of warrants outstanding;

			Weighted	Weighted
	Warrants Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at March 31, 2008	21,707,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855

Granted	200,000	0.10	0.10	5 yrs.	-
Cancelled/expired	-	-	-	-	-
Exercised	-	-	-	-	-
Balance at December 31, 2008	21,907,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855
Vested and exercisable at December 31, 2008	21,907,691	$0.09-0.40	$0.30	3.92 yrs.	$1,972,855

As of December 31, 2008, share based payment expense to be recognized in future periods totaled $nil.

5.	INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)
U.S. statutory federal rate	34.00%	19.00%
Net operating loss for which no tax benefit is currently available	-34.00%	-19.00%
	0.00%	0.00%

6	DISCONTINUED OPERATIONS

a. Woize Ltd. was placed into receivership in May 2008.  As a result, we de-consolidated the financial statements of Woize Ltd. as of May 8, 2008 because we no longer hold a majority financial interest in our subsidiary.   The financial data related to our investment in Woize Ltd., is classified as discontinued operations in the accompanying financial statements.

Results of discontinued operations are as follows:

	Three months ended December 31,	Nine months ended December 31,
	2008	2008	2007
Net revenues	$-	$-	$52,098
Loss from operations of Woize Ltd	-	-	(246,937)
Loss on disposal of Woize Ltd.	-	(2,132,177)	-

Loss before provision for income taxes from discontinued operations	-	(2,132,177)	(246,937)
Provision for income taxes	-	-	-

Loss from discontinued operations of Woize Ltd.	$-	$(2,132,177)	$(246,937)

b. Smart Devices Limited was placed into receivership in November 2008.  As a result, we de-consolidated the financial statements of Smart Devices Limited as of November 26, 2008 because we no longer hold a majority financial interest in our subsidiary.   The financial data related to our investment in Smart Devices Limited, is classified as discontinued operations in the accompanying financial statements.

Results of discontinued operations are as follows:

	Three months ended December 31	Nine months ended December 31,
	2008	2008	2007
Net revenues	$-	$487,211	$-
Loss from operations of Smart Devices Limited	-	(131,756)
Loss on disposal of Smart Devices Limited	(226,484)	(226,484)	-
	_______	_______	-
Loss before provision for income taxes from discontinued operations	(226,484)	(358,240)
Provision for income taxes	-	-	-

Loss from discontinued operations of Smart Devices Limited	$(226,484)	$(358,240)	$-

(c) Net assets and liabilities of the bankrupt subsidiaries comprise ;

ASSETS
Cash	$262,872
Accounts Receivable	15,026

Total assets	$277,898

LIABILITIES
Trade payables	$268,554
Accrued liabilities
Salary and related tax	244,660
Trade related	371,112
Claim from ‘suppliers	446,962
Other	74,684
Deferred revenue	268,644
Total liabilities	$1,674,616

7.	NAME CHANGE

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

On May 14, 2008, we entered into a Stock Acquisition Agreement with Keith France pursuant to which we acquired two shares of Smart Devices Limited (“Smart Devices”), (a privately held company), representing all of the issued and outstanding shares of Smart Devices.  In consideration for the purchase of Smart Devices, the Company agreed to (A) issue 2,000,000 shares of its common stock (the “Woize Shares”), (B) issue a five year warrant to purchase 200,000 shares of common stock of the Company at a price of $0.10 per share, and (C) pay £60,000 (approximately USD $118,000) payable in 24 equal monthly installments.   Mr. France also received piggy-back registration rights in connection with the Woize Shares. The acquisition closed on June 2, 2008.

On October 6, 2008, the Company formed and entered into an Agreement and Plan of Merger with its wholly owned subsidiary, Smart Comm International, Ltd., a Nevada corporation solely to effect a name change of the Company to Smart Comm International, Ltd.  On October 8, 2008, the Company filed Articles of Merger with the Secretary of State of Nevada.  Pursuant to Chapter 92A.180 of the Nevada Revised Statutes, shareholder approval was not required for the merger and name change.

On November 26, 2008 Smart Devices Limited filed for a court appointed administrator for the purpose of restructuring. Smart Devices Limited was unable to continue as a going concern facing enormous pressure from creditors and inadequate cash flow compounded by poor sales of devices.

As a consequence of the bankruptcy of Smart Devices Limited, the parent Company has reported the results of Smart Devices as “discontinued operations” in the financial statements in this quarterly filing for the period ended December 31, 2008.   The effect of reporting Smart Devices Limited as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders funds.

Results of Operations

Nine months ended December 31, 2008 compared to the nine months ended December, 2007

The Company recorded a consolidated net loss of $2,631,961  for the nine months ended December 31, 2008 as compared to a loss of  $841,991 for the nine months ended December 31, 2007. The increase in net loss was mainly a result of a disposal of  subsidiary Companies.

During the nine months ended December 31, 2008, revenues totaled $0, compared to $52,788 for the nine months ended  December 31, 2007.

A gross profit of $46,738 was recorded for the nine  months ended December 31, 2007.

Costs and expenses (excluding the loss on disposal of subsidiaries of $2,358,661 for the nine months ended December 31, 2008 , ) were $141,544 in the nine months ended December 31, 2008 compared to $ 841,991 in the nine month period ended December 31, 2007.

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

The Company recorded a consolidated net loss of $236,327 for the three months ended December 31, 2008 as compared to a net loss of $223,042 for the three months ended December 31, 2007.

During the three months ended December 31, 2008, revenues totaled $-0-, compared to $-0- for the three months ended September 30, 2007.

We anticipate that we will not earn substantial revenues until we have reached full commercial production of our services and solutions.

 Our accumulated deficit through December 31, 2008 was $ (4,485,140).

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

Liquidity and Capital Resources

The Company had cash of $4,032 as of December 31, 2008 compared to $ 53,213 as of March 31, 2008.

Net cash used in operating activities for the nine months ended December 31, 2008, was $(234,695) compared to $(506,356) for the nine months ended December 31, 2007.

For the nine months ended  December 31, 2008, cash flows used in investing activities was $ 16,986 compared to $0 for the nine months ended December 31, 2007.

For the nine months ended December 31, 2008, cash flows from financing activities was $202,500 representing the sale of 10,333,333 shares of common stock for aggregate proceeds of $202,500 compared to $609,985 representing the part of proceeds received in the period from private placement offerings in an aggregate of 16,833,333 shares of our common stock for the nine months ended December 31, 2007. The private placement offering was made pursuant to exemptions from registration afforded by the provisions of Regulation D as promulgated under the Securities Act of 1933 (the "Securities Act") as amended and/or Regulation S promulgated under the Securities Act.

At December 31, 2008, The Company had a working capital deficit of $1,621,870. The Company expects to undertake debt or equity financings when needed to enable it to meet its future operating and capital requirements. In view of the limited operating history, the Company’s ability to obtain additional funds is limited. Further, there can be no assurance that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company’s results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from business activities.

A promissory note in the amount of $1.5 million issued to a St James Square Nominee issued pursuant to the Share Exchange Agreement dated as of November 1, 2005, as amended, upon consummation of the reverse acquisition of the Company by (Smart Comm, formerly Woize International Ltd.) as part of the consideration for the shares of Woize Limited. The Promissory Note was due in December 2007. Both of the beneficiaries have indicated informally to the Company that they will not demand payment on the promissory note in light of the Company’s poor financial condition. The Company has not obtained an extension of the due date in writing and  there can be no assurance that holder will not call a default under the promissory note and demand immediate repayment. The Company anticipates entering into formal discussions with each of the beneficiaries and, as appropriate the trustee, with a view to modifying the terms of the note in the near future.

 Although both beneficiaries have recently indicated to the Company that they will not demand payment on the promissory note and have verbally agreed to rescind, On January 10th 2009 the Company received a letter of demand from the trustee for payment of the note. The Company has not yet formally responded to the demand notice however is in discussion with the beneficiaries of St James Square Nominee.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended December 31, 2008.  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of  December 31, 2008, the Company’s internal control over financial reporting is not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of  December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

Failure to enter into formal software development contracts

During FY 2008, software programmers subcontracted by the Company, submitted claims for software development fees that management subsequently disputed.  The disputed claims are now the subject of litigation.  The contracts with the programmers were not reduced to writing.  Because of the litigation, all development has ceased and management has written off its software investment, resulting in an impairment loss of $____.

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

Smart Comm International Ltd.

Date: March 26, 2009	By:	/s/ Daniel Savino
Daniel Savino Chief Executive Officer

By:	/s/ Martin Thorp
Martin Thorp Chief Financial Officer